Form 10-K
period 1994-01-29
PEEBLES INC
filed 1994-04-28
CIK 804125

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549
                              _____________________

                                   FORM 10-K

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                      SECURITIES EXCHANGE ACT OF 1934

                    For the fiscal year ended January 29, 1994

                       Commission file number     33-27126

                                  PEEBLES INC.

           Virginia                                           54-0332635
    (State of incorporation)                              (I.R.S. Employer
                                                        Identification No.)

              One Peebles Street
             South Hill, Virginia                             23970-5001
    (Address of principal executive offices)                  (Zip Code)


Registrant's telephone number, including area code (804) 447-5200

Securities registered pursuant to Section 12(b) of the Act:  None
Securities registered pursuant to Section 12(g) of the Act:  None

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  Yes  X  .  No      .

        Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

        State the aggregate market value of the voting stock held by non-affiliates of the registrant $12,268,158 (determined by including all shares of Peebles common stock owned by persons, (1) who hold less than 10% of the outstanding shares of common stock and(2) are not an executive officer of the registrant. Aggregate value is based upon the estimated fair value of common stock as of January 29, 1994.)

        As of April 20, 1994, 2,933,562 shares of common stock of Peebles Inc. were outstanding.

                        DOCUMENTS INCORPORATED BY REFERENCE

        List hereunder the following documents if incorporated by reference and the Part of the Form 10-K into which the document is incorporated: (1) Any annual report to security holders; (2) Any proxy or information statement;
and (3) Any prospectus filed pursuant to Rule 424(b) or (c) under the Securities Act of 1933. The listed documents should be clearly described for identification purposes.
                                   NONE

                                  PART I


Item 1.  Business.

THE COMPANY

        Peebles Inc. ("Peebles" or the "Company") is the successor to a group of related companies that has operated a retail department store business since 1891 under the name "Peebles." The Company currently operates a chain of 54 department stores located primarily in small and medium-sized communities in Delaware, Kentucky, Maryland, New Jersey, North Carolina, South Carolina, Tennessee and Virginia and, at January 29, 1994, had approximately 956 full-time employees and approximately 1,316 part-time employees. The
Company, which attempts to position itself as the dominant fashion specialty retailer in a local area, seeks to provide middle-income customers with quality brand-name and private label merchandise, including women's, men's and children's apparel, accessories and shoes, cosmetics, gifts and home fashions. The Company's merchandising strategy appeals to value conscious customers and positions the Company between the discounters and traditional department stores. The Company believes that it is presently the dominant fashion specialty retailer, on the basis of sales, in 38 of the 54 markets in which it operates. The Company's stores are located primarily in "strip" shopping centers and enclosed local and regional malls.

        On January 31, 1992, Peebles completed an exchange offer (the "Exchange Offer") pursuant to which Peebles exchanged shares of its common stock, par value $0.10 per share (the "Common Stock"), for all amounts of principal and interest payable pursuant to its 14-3/4% Senior Subordinated Notes Due 1999 (the "Notes"). The Notes were issued by Peebles in July, 1989, to refinance indebtedness incurred in connection with the acquisition, in January, 1989, of all of the outstanding common stock of Peebles' parent, Peebles Holdings, Inc., a Delaware corporation ("Peebles Holdings") by PBL Acquisition Corp., a Delaware corporation ("PBL"). As a result of the Exchange Offer, those persons previously owning Notes were issued approximately 95% of the outstanding shares of the Company's Common Stock in exchange for their Notes.

        The Exchange Offer was part of a recapitalization plan (the "Recapitalization") pursuant to which (i) Peebles Holdings was merged with and into PBL on December 31, 1991, and PBL was merged with and into the Company on January 23, 1992, with the Company being the surviving corporation (the "Mergers"), and (ii) the Company and its lender, NatWest USA Credit Corp. (the "Bank"), entered into a Second Amended and Restated Credit Agreement (the "Credit Agreement") on January 31, 1992 which amended certain provisions of the Company's existing credit facility to, among other things, extend its maturity until 1996, reduce the amount of the required principal payments, provide for a limited overadvance facility, revise the covenants to reflect the Recapitalization and increase the level of permissible capital expenditures.

MERCHANDISE AND MARKETING

        The Company's stores offer a wide assortment of first-quality, popular and moderate priced fashions for the family and the home including women's, men's and children's apparel, accessories and shoes, cosmetics, gifts and home fashions. The Company's merchandise is classified into 15 divisions which include: linens and domestics, decorative home, accessories, intimate apparel, children and boys, misses sportswear, men's, shoes, young mens, ready-to-wear, junior sportswear, petite sportswear, women's sportswear, cosmetics, and better misses sportswear.

        The Company's merchandising mix consists of two main components. The predominant component is well known, nationally advertised, "brand name" merchandise. This includes merchandise in the "popular" price ranges from vendors such as Levi Strauss, Alfred Dunner, Van Heusen, Keds, Buster Brown, Londontown, Fieldcrest, Hanes, Arrow, Bugle Boy, Haggar, Nike, Reebok, Jantzen, Byer of California and Koret, and, in the higher price ranges, merchandise from prestige vendors such as Estee Lauder, Elizabeth Arden, Monet, Esprit, Etienne Aigner, Napier and Liz Claiborne. The second component is domestic and imported private-label merchandise, which the Company believes meets customer demand for quality merchandise comparable to certain national brands, at prices lower than the national brands.

        The Company's marketing strategy is to appeal to the fashion-conscious, middle-income customers in small-to-medium sized communities. To appeal to these customers, the Company attempts to position itself as the dominant fashion specialty retailer in a local area. Based on the Company's continuous monitoring of its sales volumes compared to the sales volumes of competitors of the same type, the Company believes that it is presently the dominant fashion specialty retailer in 38 of the 54 markets in which it operates. The Company endeavors to establish a visual merchandising image consistent with this strategy. In its remodelings and new store openings, the Company attempts to create a friendly and modern environment.  The
Company also offers a broad range of customer services, including
alterations, gift-wrap, and gift certificates.   The Company offers the
customer various payment options in addition to cash including layaway, major credit cards, and the Company's own proprietary charge card.

        The Company uses primarily newspaper advertisements, newspaper inserts, direct mail and charge statement inserts in its marketing and promotional programs. The Company's promotional strategy is to target specific groups of customers based on their historical purchases, including the over 550,000 Peebles charge card holders.


        The Company strengthened in 1993 an everyday fair pricing program which is designed to keep the Company competitive on the initial pricing of the merchandise offered in our store. The Company is less promotional than the traditional department store which enables it to offer the customer consistently lower prices everyday.


        The Company is a member and stockholder of Frederick Atkins, Inc., an international cooperative buying service, and as such, is entitled to make purchases through Frederick Worldwide Corp., a wholly owned subsidiary of Frederick Atkins, Inc. The membership provides the Company with, (i) buying opportunities on domestic and imported merchandise; (ii),information on current retailing trends and competition, and (iii), the ability to utilize Frederick Atkins' private label programs which are jointly developed with the other members. Furthermore, the Company's executives in merchandising, marketing, finance and operations participate in conferences and meetings arranged by Frederick Atkins, Inc., which serve as an important source of market data and industry contacts.

        Most significant merchandising decisions, including pricing, sales promotion, inventory allocations and markdowns, affecting the Company and its stores are made centrally. However, the Company continually alters its strategy to appeal to customers in individual store locations. The merchandise area is composed of 22 buyers with appropriate support personnel who report to one of seven merchandise managers and one general merchandise manager. The merchants participate in an incentive plan based primarily on the gross margin dollars generated versus an established plan, pursuant to which they are eligible for an annual bonus.


PURCHASING AND DISTRIBUTION

        The Company purchases its merchandise from approximately 1,200 suppliers and is not dependent on any single source of supply. Frederick Worldwide
Corp. continuously offers Atkins' members merchandise purchasing opportunities, which the Company has taken advantage of particularly in connection with its imported private-label merchandise. During the fiscal years ended February 1, 1992, January 30, 1993, and January 29, 1994
Frederick Worldwide Corp. was the Company's largest supplier, accounting for retail purchases totaling approximately $26,450,000, $32,018,151 and $34,657,266, respectively, which represented approximately 13.6%, 17.4% and 17.0%, respectively, of total retail purchases by the Company during such years. The Company is not aware of any reason why the Frederick Worldwide
Corp. would not continue to supply the Company. In the event such a situation arose, the Company believes that it could avoid significant disruptions in its purchasing process or significant changes to its merchandise mix through the use of other resources.

         The Company maintains no long-term commitments with any supplier. The Company believes that there will continue to be an adequate supply of merchandise to satisfy its current anticipated requirements.

        The Company distributes merchandise through its distribution center located in South Hill, Virginia which was expanded to approximately 117,000 square feet during the fiscal year ended January 29, 1994. Merchandise is shipped from vendors directly to the distribution center, where it is inspected, marked and shipped to individual stores on trucks owned by the Company. The Company believes that the distribution center enables it to monitor vendor shipments more effectively, to obtain greater discounts from vendors through volume purchase discounts, to reduce related transportation and marking costs and to improve inventory control and reduce inventory shrinkage.


STORE LOCATIONS

        The Company's store location strategy is to locate stores in the dominant shopping areas in mid-sized and smaller markets. The Company targets communities with between 10,000 and 25,000 households, although, since 1972, the Company also has been entering larger markets and urban fringe areas with 25,000 to 40,000 households. The Company prefers to locate these stores in "strip" shopping centers and enclosed malls. Of the 54 stores currently in operation, 31 are located in strip shopping centers, 17 in enclosed malls, and 6 in downtown locations. See "Item 2. Properties."


STORE EXPANSION

        The Company opened five new stores during the third and fourth quarters of the fiscal year ended January 29, 1994. The Company currently plans to open 150,000 in new store square footage in each of the fiscal years ending 1995, 1996 and 1997. As of April 1, 1994 the Company has signed four new store leases representing approximately 102,000 in total square footage and is negotiating leases for additional stores. The Company has typically leased its new stores under long-term leases, with renewal options, and expects that the stores it currently plans to open will also be leased.

        The following table sets forth, for each of the last five fiscal years, the number of stores acquired, the number of new stores opened, the number of stores closed and the number of stores operated by the Company at fiscal year end:


                                   FISCAL YEARS ENDED
                            1990    1991   1992    1993    1994
Beginning of Year Stores     48      48     50      50      49
Stores Acquired.........      -       1      -       -       1
New Store Openings......      1       2      3       1       4
Store Closing...........     (1)     (1)    (3)     (2)      -
End of Year Stores......     48      50     50      49      54
                            ====    ====   ====    ====    ====



        The Company is constantly evaluating locations that meet its site selection criteria involving customer profiles, market size, competitive dynamics and financial parameters. The Company is currently studying approximately 45 sites, primarily in the eight-state business area where it now operates. The Company believes that future expansion is likely in such states and in contiguous states and that the working capital required to support its expansion plans will be provided primarily by internally generated funds and drawings under the Credit Agreement.

        In addition to new store growth, the Company plans to continue upgrading existing stores in order to maximize selling space while providing its customers with a fashionable, pleasant shopping environment. The Company will also pursue the relocation of selected stores within the same market areas to accomplish its goal of being the dominant fashion specialty retailer in the market area. In fiscal 1994, the Company plans to relocate two of its stores.

        During the past five years, the Company has continued to improve its management information capabilities and to centralize control of many activities previously conducted at the store level. As a result of these operational improvements and the restructuring of the Company's capital structure, the Company believes that it has positioned itself for significant new store expansion with corporate overhead expenses increasing at a slightly slower rate than sales.

        The Company's Credit Agreement prohibits capital expenditures in excess of approximately $8,750,000 per year plus any carryover of unused funds from previous years not to exceed $1,000,000 in total. The Company's capital expenditures are planned to be within this restriction.

STORE OPERATIONS

        Each store has a manager who reports to one of eight regional managers. The Regional Manager also manages a store. Regional Managers visit stores frequently to review merchandise presentation, personnel training and performance, enforcement of the Company's security procedures and adherence to Company operating procedures. Each store is encouraged to tailor its operation to the local market in order to achieve the goal of being the dominant fashion retailer in the market. Store managers participate in an incentive plan based on their respective store's sales and inventory shortage control versus established goals, pursuant to which each such manager may become entitled to an annual bonus.

        The Company conducts a management training program, which coordinates instruction at the Company's corporate headquarters facility with on-the-job experience. The Company stresses promotion from within, and substantially all of the current store managers have been selected in this manner.

        Most stores typically employ several assistant managers, and approximately 35 sales associates, a number of whom are part-time. Non-sales personnel are minimal due to the control functions performed at the corporate office. The Company uses periodic productivity reports and personal reviews to apprise each employee of his or her performance.


INFORMATION SYSTEMS

        The Company maintains central management information and data processing systems at its corporate headquarters facility, and each of its stores is equipped with compatible point-of-sale devices, which are polled every evening by the central system to gather sales, accounts receivable and inventory information. Almost all of the Company's accounting systems are computerized, with detailed budget systems for both expenses and merchandising. The Company's management information and data processing systems provide comprehensive reports on all income and expense categories, receivables, payables, merchandise planning, dollar merchandise reporting, merchandise unit information, payroll, productivity and other similar items. Furthermore, the Company's management information and data processing systems
use primarily proprietary software developed internally.   The Company
continues to make improvements in up-to-date computer hardware technology as well as modifications to software applications to enhance management information and data processing systems. The enhancement in technological support are critical to the integration of store and corporate office operations.

CREDIT POLICY

        The Company offers its customers various methods of payment including the Peebles charge card, cash, certain major credit cards and a lay-away plan. Peebles charge card sales represent an important element in the Company's marketing strategy because the Company believes that Peebles charge card holders shop more regularly and are likely to buy more merchandise than the customer who pays cash. The following table presents a percentage breakdown of the various payment methods:

                                          Fiscal Year Ended

                            1990       1991       1992      1993     1994
Peebles Charge Card Sales   44.2%      45.4%      44.3%     42.9%    42.0%
Cash Sales...............   40.5       39.0       39.6      40.7     40.7
Major Credit Card Sales..   11.6       12.2       12.9      13.4     14.8
Layaway Sales............    3.7        3.4        3.2       3.0      2.5
                           100.0%     100.0%     100.0%    100.0%   100.0%
                           =====      =====      =====     =====    =====


        The following table presents a summary of information relating to the charge card program:

                                        Fiscal Years Ended
                            1990      1991      1992      1993      1994
Number of Peebles Charge
Accounts at Period-end     486,553   516,174   569,718   568,483   569,131
Average Billed Accounts.   161,377   165,638   160,563   152,224   151,359
Average Balance of
  Billed Accounts.......   $167.61   $165.86   $163.39   $166.10   $171.59

        The Company's credit plans provide for the option of paying in full within 30 days of the billed date with no finance charge or with revolving credit terms. Terms of the short-term revolving charge accounts require customers to make minimum monthly payments in accordance with prescribed schedules.


     The following table presents a summary of information relating to the Company's charge card sales and receivables (in thousands).

                                                                                             Period-End Allowance
                                                                                             For Doubtful Accounts
                                  Net Bad Debt Expenses
Fiscal Years                                                % of        Period-End Total                % of Total
   Ended                  Sales           Amount           Sales      Customer Receivables     Amount  Receivables
 1990.....               $65,805          $1,580            2.40            $30,930            $1,201      3.88
 1991.....                63,100           1,433            2.27             30,000             1,355      4.52
 1992.....                62,178           1,152            1.85             29,474             1,345      4.57
 1993.....                60,443             822            1.36             27,805             1,100      3.96
 1994.....                63,696             696            1.09             29,329               950      3.24

SEASONALITY

        The Company experiences a significant level of seasonality, typical in most retailing operations. Peak sales periods regularly occur during the Christmas, Easter and back-to-school seasons. The fourth fiscal quarter, which includes the Christmas season, generates approximately 34% of the Company's net sales for the fiscal year.

EMPLOYEES

        At January 29, 1994, the Company had approximately 956 full-time employees and approximately 1,316 part-time employees. None of the Company's employees is covered by a collective bargaining agreement. The Company considers its employee relations to be good. Sales per 1,000 hours per full-time equivalent for the fiscal years ended February 1, 1992, January 30, 1993 and January 29, 1994 were $110.70, $116.67 and $123.71.


COMPETITION

        The retail business in which the Company is involved is highly competitive, with numerous competitors having substantially greater financial resources than the Company. The Company's stores regularly compete with other fashion-oriented specialty store operators, department stores and discount merchandisers on the basis of quality, fashion, price and service. The Company's fundamental store location strategy involves the placement of its stores in small and medium-sized communities where the Company attempts to position itself as the dominant fashion specialty retailer. Based on the Company's continuous monitoring of its sales volumes compared to the sales volumes of competitors of the same type, the Company believes that it is presently the dominant fashion specialty retailer in 38 of the 54 markets in which it operates. In several of the Company's markets, however, demographic changes in recent years have altered the character of the market. In particular, several markets that represented small or medium-sized communities at the time Peebles entered those markets have grown in size and sophistication. In those markets, the Company is experiencing increased competition from discount stores and other fashion merchandisers. Principal competitors in one or more of the Company's markets are Penney's, Sears, Leggett's, Belk's, Goody's and Hecht's.

PATENTS AND TRADEMARKS, ETC.

        The Company owns no patents and believes that patents do not represent a significant factor within its segment of the retail industry. The
"Peebles" name is registered as a trademark and a servicemark of the Company. Additionally, the Company has registered several merchandise labels as trademarks under which it sells quality merchandise such as "Cape Classic", "Private Expressions", "Meherrin River Outfitters" and "Sonoma Bay".

REGULATION

     The Company is subject to federal, state and local laws and regulations affecting retail department stores generally. The Company believes that it is in substantial compliance with these laws and regulations.


Item 2.  Properties.

        All but one of the Company's stores are leased, and most of the leases contain renewal options. The stores range in size from approximately 8,000 square feet to 65,000 square feet, and average approximately 31,000 square feet. The following table indicates the locations and states of the Company's stores in operation as of January 29, 1994:


Leased Store Locations

Delaware                             Kentucky
  Rehoboth Beach                       Hopkinsville
  Seaford                              Madisonville
Maryland                             New Jersey
  Bowie                                Rio Grande
  Chestertown                        North Carolina
  Easton                               Aberdeen
  Edgewood                             Charlotte
  Eldersburg                           Eden
  Elkton                               Jacksonville
  Lexington Park                       Monroe
  Prince Frederick                     Roxboro
  Salisbury                            Statesville
  Waldorf
Virginia                             South Carolina
  Ashland                              Conway
  Blackstone                           Florence
  Christiansburg                       Myrtle Beach
  Colonial Heights                   Tennessee
  Covington                            Columbia
  Danville                             Cookeville
  Emporia                              Dyersburg
  Front Royal                          Hermitage
  Hayes                                Murfreesboro
  Hampton
  Hopewell
  Leesburg
  Lexington
  Manassas
  Onley
  Richmond
  Rocky Mount
  Smithfield
  South Hill
  Warrenton
  Waynesboro
  Williamsburg
  Woodbridge

Owned Store Location

Virginia
  Lawrenceville


        Store leases provide for a base rent of between $1.00 and $6.00 per square foot per year. The leased stores have lease expiration dates ranging from 1994 (two stores) to 2033. Most leases also have formulas requiring the payment of a percentage of sales as additional rent when sales reach specified levels. For the fiscal years ended February 1, 1992, January 30, 1993 and January 29, 1994 the Company's aggregate rental payments were approximately $5,511,000, $5,574,000 and $5,968,000, respectively.

        As part of its continuous evaluation of store locations and operations, the Company may close, expand or relocate existing stores as well as expand into new locations. The Company closed 7 stores during the last five fiscal years, however none were closed during the fiscal year ended January 29, 1994. These stores were closed because they were either only marginally profitable or unprofitable; were relocated; or were an exception to the current Company strategy. Based on prior practice, the Company believes that additional stores may be closed during the next five years for similar reasons.

        The Company's corporate headquarters and distribution center facilities are located in South Hill, Virginia. The Company owns the property subject to deeds of trust and security interests granted in connection with the Credit Agreement. The location provides the Company with adequate undeveloped space to expand the corporate headquarters, distribution center or both to meet future growth requirements.


Item 3.          Legal Proceedings.

        The Company is from time to time involved in routine litigation. The Company believes that none of the litigation in which it is currently involved is material to its financial condition or results of operations.


Item 4.     Submission of Matters to a Vote of Security Holders.

              NONE

                                          PART II

Item 5.     Market for Registrant's Common Equity and Related
            Stockholder Matters.

MARKET INFORMATION

        There is no existing market for the Common Stock, nor is the Common Stock listed on any exchange. All currently outstanding shares of common stock were issued pursuant to exemptions from registration under the Securities Act of 1933, as amended (the "Act"), and any resales of such shares of Common Stock can only be made pursuant to an effective registration statement or an exemption from the registration requirements of the Act.

HOLDERS

        As of April 1, 1994, there were 88 holders of Common Stock.

DIVIDENDS

        The Company does not currently pay any dividends on its Common Stock. The Credit Agreement prohibits the payment of dividends absent the consent of the Bank. Accordingly, the Company does not currently intend to declare any dividends to the holders of the Common Stock in the foreseeable future.

Item 6.          Selected Financial Data.

        The following selected historical financial data for Peebles for the five fiscal years ended January 29, 1994 are derived from the Company's audited financial statements. The Recapitalization was effective on January 31, 1992. The data should be read in conjunction with the financial statements, related notes and other financial information included herein.













                    (This space intentionally left blank)


                                                                PEEBLES INC.
                                                             Fiscal Years Ended
                                    (In Thousands of Dollars Except Per Share, Ratio, and Operating Data)
                                         February 1,  February 2,  February 1,    January 30,        January 29,
                                          1990  (4)      1991        1992          1993                 1994

        STATEMENT OF OPERATIONS DATA:                                                   POST
                                                                                  RECAPITALIZATION
        Net sales.....................    $ 148,406   $  138,736   $  140,044         $140,943       $151,772
         Cost of sales................       88,341       82,412       85,706           84,033         91,134
         Gross margin.................       60,065       56,324       54,338           56,910         60,638
         Selling, general and
           administrative.............       37,183       34,670       37,977           37,717         40,320
         Depreciation and
           amortization...............        5,772        5,823        5,634            5,557          6,029

         Revaluation of goodwill......            -            -       26,315                -              -

         Operating income (loss)......       17,110       15,831      (15,588)          13,636         14,289
         Other income (expenses)......           12           42          135             (145)            (1)
         Interest.....................       25,389       20,568       19,277            4,981          4,248
         Income (loss) before
           income taxes and
           extraordinary item.........       (8,267)      (4,695)     (34,730)           8,510         10,040

         Income taxes (benefit).......       (2,587)      (1,068)      (1,275)           3,952          4,513
         Income (loss) before
           extraordinary item.........       (5,680)      (3,627)     (33,455)           4,558          5,527
         Extraordinary item (1).......            -            -       33,563                -              -

         Net income (loss)............   $   (5,680)     $(3,627)     $   108           $4,558         $5,527
                                           ========      ========    ========         ========       ========
         Net income (loss) before
          extraordinary item..........   $   (5,680)     $(3,627)    $(33,455)          $4,558         $5,527
         Net income (loss) per share..   $(2,634.51)  $(1,682.28)  $(1,800.40)           $1.56          $1.88

         Dividends per share..........      $115.95      $215.68      $43.02                 -              -

        BALANCE SHEET DATE (AT
         END OF PERIOD):

         Working capital .............     $ 44,171     $(41,062)   $ 42,441           $41,226        $44,348
         Total assets.................      178,658      175,182     145,565           137,543        143,727
         Long-term debt (2)...........      137,677       54,460      47,071            39,879         37,669
         Common stock warrants........         -            -            142               153            164
         Stockholders  equity.........        9,203        5,111      62,938            68,537         74,530

        OPERATING DATA:

         Number of stores:                       48           48          50                50             49
         Stores acquired..............            -            1           -                 -              1

         New store openings...........            1            2           3                 1              4
         Store closings...............           (1)          (1)         (3)               (2)             -

           End of period stores.......           48           50          50                49             54
                                              ======       ======      ======           ======         ======
         Net sales per selling
           square foot (3)............      $121.99      $114.32     $109.60           $110.63        $116.39
         Comparable store sales
           growth.....................          7.6%       (7.0%)      (5.0%)            (2.0%)           4.3%
         Sales per 1,000 hours
           per full time employee
           equivalent.................      $ 96.70      $106.20     $110.70           $116.67        $123.71

        OTHER DATA:

         Capital expenditures.........      $ 3,610      $ 3,255     $ 2,862            $6,137         $7,372
         Depreciation and
           amortization...............        5,772        5,823       5,634             5,557          6,029
         Amortization of deferred
           financing costs......              4,180          955         876               445            435

(1) For the fiscal year ended February 1, 1992, the extraordinary item reflects the gain on the exchange of the Notes including interest accrued on the Notes which is partially offset by the write-off of deferred financing costs associated with the Notes and the write-off of expenses incurred during the Recapitalization.

(2)  Includes the  long-term portion of the capital lease obligations.

(3)  Sales and square footage based on stores open for one full year.

(4) Fiscal year ending February 3, 1990 contained 53 weeks instead of 52 weeks.

(5) The Revaluation of Goodwill is a result of the Recapitalization which was completed on January 31, 1992. See Note A to Peebles' financial statements included elsewhere in this Form 10-K.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

        The following management's discussion and analysis provides information with respect to the results of operations for the three fiscal years ended January 29, 1994.











                    (This space intentionally left blank)

        The following table presents for Peebles, for the periods indicated, statements of operations data as a percentage of net sales:

                                                             Fiscal Years Ended

                                         February 3,  February 2, February 1,       January 30,     January 29,
                                            1990         1991         1992             1993           1994
                                                                                       Post
                                                                                 Recapitalization
          Net Sales....................     100.0%       100.0%      100.0%            100.0%         100.0%
          Cost of Sales................      59.5         59.4        61.2              59.6           60.0
          Gross Margin.................      40.5         40.6        38.8              40.4           40.0
          Selling, general,
           and administrative..........      25.1         25.0        27.1              26.8           26.5
          Depreciation and
             amortization..............       3.9          4.2         4.0               3.9            4.0

          Revaluation of goodwill......        -            -         18.8                -              -
          Operating income (loss)......      11.5         11.4       (11.1)              9.7            9.4
          Other income.................       0.0          0.0         0.0               0.0            0.0
          Interest expense.............      17.1         14.8        13.7               3.6            2.8
          Income (loss) before
            income taxes and
            extraordinary item.........      (5.6)        (3.4)      (24.8)              6.1            6.6
          Income taxes (benefit).......      (1.8)        ( .8)      (  .9)              2.8            3.0
          Income (loss) before
            extraordinary item.........      (3.8%)       (2.6%)     (23.9%)             3.3%           3.6%
                                            =======      =======     =======           =======       =======

FISCAL YEAR ENDED JANUARY 29, 1994 COMPARED TO FISCAL YEAR
 ENDED JANUARY 30, 1993

        For the fiscal year ended January 29, 1994, the Company's net sales totaled $151,772,000 which was approximately an 8% increase from prior year levels. The opening of five stores during fiscal 1993 and a complete year of operation of one store opened during fiscal 1992 had a positive effect on net sales. The comparable store sales increase in the current fiscal year was approximately 4%. This increase was caused by the improvement in the general economic conditions in the Company's markets. Comparable store sales in the fourth quarter of fiscal 1993 showed a 9% increase in comparison to the same period in the prior fiscal year. The first three quarters of fiscal 1993 showed a 2% comparable store sales increase over the comparable fiscal periods in the prior year.

        Cost of sales for the fiscal year ended January 29, 1994 was $91,134,000, or 60.0% of net sales, compared with $84,033,000, or 59.6% of net sales, in the prior fiscal year. The increase in the cost of sales in dollars is due to higher sales, while the increase in percent is due to an increase in merchandise inventory along with an increase in the cost of inventory to the Company which resulted in a LIFO charge to cost of sales of $1,144,000 in the current fiscal year versus $349,000 for the prior year. Additionally, the initial markup on merchandise as part of the everyday fair pricing strategy was lower in comparison to the prior year.

        Selling, general and administrative expenses, including depreciation and amortization, for the current fiscal year totaled $46,349,000, or 30.5% of net sales, compared to $43,274,000, or 30.7% of net sales for the prior fiscal year. These expense dollars increased due to higher sales and the additional cost associated with the new store openings. However, the decrease in percent is due to efficiencies gained because certain expenses increase at a rate slower than sales.

        Interest expense was $4,248,000 and $4,981,000 for the fiscal years ended January 29, 1994 and January 30, 1993, respectively. The decrease is attributable to lower interest on the amounts outstanding under the Credit Agreement because of the lower prime interest rates and the lower balance under the Credit Agreement during the first half of fiscal 1993. The lower balance during the first half of fiscal 1993 was primarily the result of higher accounts payable and accrued expense balances when compared to the prior period. The principal balance outstanding under the Credit Agreement rose during the third and fourth quarters of the current fiscal year to meet the increased working capital requirements of the new stores and their related capital expenditures.

        As a result of the changes in operating components discussed above, net income before taxes and extraordinary item was $10,040,000 for the fiscal year ended January 29, 1994 compared with $8,510,000 for the fiscal year ended January 30, 1993.

        The income taxes for the fiscal year ended January 29, 1994 were $4,513,000 compared to $3,952,000 for the fiscal year ended January 30, 1993. The effective income tax rate for the current fiscal year is 45.0% compared to 46.4% for the previous fiscal year. This is higher than the statutory rate due to differences associated with the amortization of intangible assets recorded in an acquisition of the Company that are nondeductible for income tax purposes. The changes associated with the Ominbus Budget Reconciliation Act of 1993 did not have a material impact on income tax expense.

        As a result of the changes discussed above, net income for the fiscal year ended January 29, 1994 was $5,527,000 as compared to net income of $4,558,000 for the fiscal year ended January 30, 1993.




FISCAL YEAR ENDED JANUARY 30, 1993 COMPARED TO FISCAL YEAR
 ENDED FEBRUARY 1, 1992

        For the fiscal year ended January 30, 1993, the Company's net sales totaled $140,943,000 which was approximately a 1% increase from prior year levels. The opening of one store during fiscal 1992, a complete year of operation of three stores opened during fiscal 1991, and the closing of two stores at the end of fiscal year 1992 had a net positive effect on net sales. This increase was partially offset by competition in several of the Company's markets and the recession which has had an adverse effect on sales since the second half of fiscal year 1990. The comparable store sales decrease for the fiscal year was 2%. This decrease was caused by the effects of additional competition and the recession. The sales performance in comparable stores in the fourth quarter of fiscal 1992 was flat when compared to the previous year versus down 3% for the previous three quarters compared to the previous year.

        Cost of sales for the fiscal year ended January 30, 1993 was $84,033,000, or 59.6% of net sales, compared with $85,706,000, or 61.2% of net sales, in the prior fiscal year. The decrease in the cost of sales in both dollars and percent is due to better inventory control during the year and slightly better sales performance in the fourth quarter of fiscal 1992.

        Selling, general and administrative expenses, including depreciation and amortization, for the current fiscal year totaled $43,274,000, or 30.7% of net sales, compared to $43,611,000, or 31.1% of net sales for the prior fiscal year. These expenses decreased due to a decrease in compensation expense associated with the grants under the Equity Incentive Plan to $792,000 for the current fiscal year compared with $1,590,000 for the previous year. In connection with the institution of the 1993 Stock Option Plan, the Company's Equity Incentive Plan was terminated.

        The Revaluation of Goodwill occurred in fiscal 1991 and was a result of the Recapitalization.

        Interest expense was $4,981,000 and $19,277,000 for the fiscal years ended January 30, 1993 and February 1, 1992, respectively. The interest expense for the fiscal year ended February 1, 1992 includes accrued interest in the amount of $11,800,000 on the Notes which was not paid when due on July 15, 1991 and January 15, 1992. The accrued interest as well as the Notes themselves were exchanged for common stock in the Company as part of the Recapitalization. The decrease is also attributable to lower interest on the amounts outstanding under the Credit Agreement and because of lower prime interest rates. Finally, the principal balance outstanding under the Credit Agreement was lower during the current fiscal year due to the return to normal credit terms with the Company's vendors and factors, and improved performance.

        As a result of the changes in operating components discussed above, net income before taxes and extraordinary item was $8,510,000 for the fiscal year ended January 30, 1993 compared with a net loss before taxes and extraordinary item of $34,730,000 for the fiscal year ended February 1, 1992.

        The income taxes for the fiscal year ended January 30, 1993 were $3,952,000 compared to a (benefit) of $(1,275,000) for the fiscal year ended February 1, 1992. The effective income tax rate for the current fiscal year is 46.4%. This is higher than the statutory rate due to differences associated with the amortization of intangible assets recorded in an acquisition of the Company that are nondeductible for income tax purposes. If the Revaluation of Goodwill is excluded, the effective income tax rate for the previous fiscal year is a (benefit) of (15.2%).

        The extraordinary item occurred in fiscal 1991 and was a result of the Exchange.

    As a result of the changes discussed above, net income for the fiscal year ended January 30, 1993 was $4,558,000 as compared to net income of $108,000 for the fiscal year ended February 1, 1992.

LIQUIDITY AND CAPITAL RESOURCES

        For the fiscal year ended January 29, 1994, the cash flow provided by operating activities decreased to $5,765,000 from $21,328,000 for the fiscal year ended January 30, 1993. The net income of $5,527,000 was increased by noncash adjustments such as depreciation and amortization but decreased by the net negative change in operating assets and liabilities. The net negative change in operating assets and liabilities was caused primarily by increases in inventory and accounts receivable due to additional sales volume and new stores. The Company believes the cash flow generated from operating activities together with funds available under the Credit Agreement will be sufficient to fund the investing activities and the required payments under the Credit Agreement.

     Continued business growth, both in terms of increased sales in existing stores and as a result of new store openings, will also require funding of additional working capital for which the Company must depend on internally generated funds and borrowings under the Credit Agreement as discussed below. The Company opened five new stores in the fiscal year ended January 29, 1994 and plans to open approximately 150,000 in new store square footage in each of fiscal years ending 1995, 1996 and 1997. The prototypical Peebles store is approximately 25,000 to 30,000 square feet. Due to the build-up of inventory for the Christmas, Easter and back-to-school seasons, the Company also has seasonal working capital requirements.

        The Company's capital expenditures were $2,862,000, $6,137,000 and $7,372,000, in the fiscal years ended February 1, 1992, January 30, 1993 and January 29, 1994, respectively, reflecting primarily expenditures for leasehold improvements and fixtures for new leased stores and renovation of existing stores.

        The locations for certain of the anticipated new stores have not been specifically identified, and the availability of suitable locations is not certain. As of April 1, 1994, however, the Company has signed four new leases which are scheduled for opening throughout the fiscal year ending January 28, 1995 and are located in the Company's current or contiguous states of operation. The total square footage of the four stores is approximately 102,000. The Company believes that under the Credit Agreement it has sufficient flexibility within the restrictions on capital expenditures to fund the capital expenditures necessary to open the new stores as well as additional planned projects.

        In order to finance its operational and capital needs, including its debt service payments, the Company expects to use funds available to it under the revolving credit portion of the Credit Agreement (the "Revolving Facility") and internally generated funds. Under the Revolving Facility, the Company may borrow up to the lesser of (i) $76,000,000 less the aggregate amount outstanding under the term loan portion (the "Term Facility") and the aggregate amount of outstanding letter of credit obligations or (ii) a borrowing base which is a percentage of eligible accounts receivable and inventory. As of January 29, 1994, approximately $45,372,000 was available under the Revolving Facility, of which approximately $30,000,000 was drawn as of such date. The Revolving Facility has no specific paydown provisions. The borrowing base formula is adjusted to accommodate seasonal working capital requirements. The principal payments under the Term Facility are $750,000 per quarter due on April 30, July 31, October 31, and January 31. The Credit Agreement expires on February 1, 1996.


IMPACT OF INFLATION

        Although inflation has slowed in recent years, Peebles continues to seek ways to address inflationary effects. Slower inflation coupled with Peebles aggressive position on everyday fair pricing has resulted in an increased unit volume, accounting for the sales increases reported in the audited financial statements for the three most recent fiscal years.

        Peebles uses the retail inventory method applied on a LIFO basis in accounting for its inventories. Under this method, the cost of products sold reported in the financial statements approximates current costs and thus reduces the distortion in reported income or loss due to increasing costs.



Item 8.  Financial Statements and Supplementary Data.

        Information with respect to this Item is contained in the financial statements and financial statement schedules of Peebles indicated in the Indices on Pages F-0 and S-1 of this Annual Report on Form 10-K.



Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

        None.






                (This space intentionally left blank.)

                                    PART III


Item 10.  Directors and Executive Officers of the Registrant.


        The following table sets forth certain information with respect to each of the directors and executive officers of Peebles as of April 1, 1994.


        Name              Age   Positions Held During the Past Five Years

Michael F. Moorman         51   Chairman of the  Board and a Director of
                                Peebles  since  September,  1989;  Chief
                                Executive Officer of Peebles since  May,
                                1989; Chief Financial Officer and Treasurer of Peebles from August, 1989 to June, 1992,
                                Secretary of Peebles from August 1989 to
                                June 1990; President of Peebles since June,
                                1988; Employed by Peebles since 1964.

Ronnie W. Palmore          45   Senior Vice President, Merchandising, of
                                Peebles since September 1989; Senior Vice
                                President, Stores, of Peebles from  June
                                1988 to August 1989; Assistant Secretary of
                                Peebles since 1988; Employed by Peebles since 1973.

Russell A. Lundy, Sr.      58   Senior Vice President, Stores,of Peebles
                                since September,  1989; Vice  President,
                                Stores of Peebles from  1984 to  August,
                                1989; Employed by Peebles since 1954.

E. Randolph Lail           38   Senior Vice President, Finance, of Peebles
                                since June, 1993; Chief Financial Officer, and Treasurer of Peebles since June, 1992;
                                Secretary of Peebles since June,1990; Vice
                                President, Finance, of Peebles from June,
                                1990 to June, 1993; Controller of Peebles from January 1988 to June, 1990; Employed by Peebles since January, 1988.

Marvin H. Thomas, Jr.      38   Senior  Vice President,  Operations,  of
                                Peebles since June, 1993; Vice President,
                                Operations, of Peebles from June, 1990 to
                                June 1993;  Vice President,  Merchandise
                                Manager, of Peebles from May, 1988 to June,
                                1990; Employed by Peebles since 1979.

Wellford L. Sanders, Jr.   48   Director of Peebles since February, 1992.
                                Partner, law firm of McGuire, Woods, Battle
                                & Boothe;  Director of  Club Car,  Inc.,
                                Catherines Stores Corporation and General
                                Medical Corporation.

William C. DeRusha         44   Director  of  Peebles since  March 1992.
                                Chairman of the Board and Chief Executive
                                Officer of Heilig-Meyers Company; Director
                                of  Heilig-Meyers  Company   and  Signet
                                Banking Corporation.

Malcolm S. McDonald        55   Director  of Peebles  since April, 1992.
                                President, Chief  Operating Officer  and
                                Director of Signet Banking Corporation and
                                President and Chief Executive Officer of
                                Signet Bank/Virginia. Prior to April,1990,
                                Vice chairman of SignetBank/Maryland and
                                SignetBank/Virginia. Prior to July, 1988,
                                Vice Chairman of Signet Banking Corporation and Chairman of Signet Bank, N.A.


        At April 1, 1994, there remains one vacancy on the Board of Directors.


        Executive officers of Peebles are elected annually and serve at the discretion of the Board of Directors. Each director who is not an employee of the Company is paid an annual retainer of $20,000, payable quarterly in arrears, and is reimbursed for expenses incurred in attending meetings of the Board of Directors.

AGREEMENTS TO INDEMNIFY.

        Peebles has entered into agreements with each of the directors and officers of Peebles pursuant to which Peebles agrees to indemnify such director or officer from claims, liabilities, damages, expenses, losses, costs, penalties or amounts paid in settlement incurred by such director or officer and arising out of his capacity as a director, officer, employee and/or agent of the corporation of which he is a director or officer to the maximum extent provided by applicable law. In addition, such director or officer shall be entitled to an advance of expenses to the maximum extent authorized or permitted by law to meet the obligations indemnified against. Such agreements also obligate the Company to purchase and maintain insurance for the benefit and on behalf of its directors and officers insuring against all liabilities that may be incurred by such director or officer, in or arising out of his capacity as a director, officer, employee and/or agent of the Company.

ITEM 11.   EXECUTIVE COMPENSATION

        The following tables sets forth a summary of compensation paid by the Company to its five highest paid executive officers during the fiscal years ended February 1, 1992, January 30, 1993 and January 29, 1994.



                                                         Summary Compensation Table
                                                                                Long-Term Compensation
                                                 Annual Compensation
                                                                                 Awards      Payout

                                                                                Number of
                                                                  Other Annual  Options/    Long-term
                 Name and                  Salary     Bonus       Compensation  Warrants    Incentive Plan   All Other
            Principal Position      Year     ( $)     ($), (1)    ($)(2)(3)(4)  Granted(5)  Payouts($)(6)   Compensation
          Michael F. Moorman
          Chairman of the Board     1993  232,796    345,282        103,010      84,227         170,569              0
          President, and Chief      1992  214,121    488,099        209,835       7,200               0              0
          Executive Officer         1991  203,200    152,400              0           0               0              0

          Ronnie W. Palmore
          Senior Vice President-    1993  129,964    117,169         32,235      26,860          68,227              0
          Merchandising;            1992  117,987    148,361         69,222       2,680               0              0
          Assistant Secretary       1991  103,768     38,110              0           0               0              0

          Russell A. Lundy, Sr.     1993  104,472     90,292         22,255      18,679          37,525              0
          Senior Vice President-    1992   98,816    102,407         49,154       2,100               0              0
          Stores                    1991   93,455     37,624              0           0               0              0

          E. Randolph Lail
          Senior Vice President-    1993   77,588     53,207         14,837      12,107          22,174              0
          Finance, CFO,             1992   67,741     72,505         33,795       1,260               0              0
          Secretary and Treasurer   1991   54,781     17,850              0           0               0              0

          Marvin H. Thomas, Jr.     1993   69,482     50,103         15,710      12,107          22,174              0
          Senior Vice President-    1992   62,716     66,905         33,955       1,260               0              0
          Operations                1991   57,091     14,955              0           0               0              0


(1) Bonus amounts for the fiscal years 1991, 1992, and 1993 for each of the Named Executives include the accrued cash bonus paid under the Company's officers annual incentive plans. Additionally, the fair market value of shares granted under the Peebles Inc. 1991 Stock/Warrant Plan (the "1991 Plan") are included in 1992 and 1993.
(2) The value of perquisites received by the Named Executives for the fiscal years 1991, 1992 and 1993 were not required to be reported under the Securities and Exchange Commission's executive compensation disclosure rules as the amounts were below the required reporting threshold.
(3) The benefits to be received by each of the Named Executives as a result of grants of discounted warrants under the 1991 Plan were excluded for the fiscal year 1993 because the warrants were exchanged for stock options on June 9, 1993 under the 1993 Stock Option Plan (the "1993 Plan"). The amounts shown for the fiscal year 1993 represent the tax gross-up payments to cover the executive's tax withholding obligations resulting from the corresponding stock grants under the 1991 Plan.
(4) For the 1992 fiscal year, each Named Executive received a grant of discounted warrants and a tax gross-up payment to cover the executive's tax withholding obligations resulting from the grant of the discounted warrants and a corresponding grant of shares under the 1991 Plan. The value of the discount on warrants granted and the tax gross-up payments to the Named Executives is Mr. Moorman, $57,600 and $152,235; Mr. Palmore, $21,440 and $47,782; Mr. Lundy, $16,800 and
          $32,354; Mr. Lail, $10,080 and $23,715; and Mr. Thomas, $10,080 and
          $23,875. The discounted warrants were later exchanged for options in fiscal 1993 pursuant to the 1993 Plan.
(5) Option/Warrant grants for the fiscal year 1993 to the Named Executives do not include any grants of warrants under the 1991 Plan. The warrants granted in the fiscal year 1992 were exchanged for stock options under the 1993 Plan.
(6) The cash incentive payouts under the Company's long-term incentive plan were based upon performance versus established goals for the three year period from fiscal 1991 to fiscal 1993. In fiscal 1993, there were no long-term incentive stock option grants.

         The following tables set forth the options granted or exercised by the Company to its five highest paid executive officers, and options exercised by those same executives during the fiscal year ended January 29, 1994.

                                                     Options Granted in Last Fiscal Year
                                                                                               Potential Realizable Value
                                                                                               Upon Exercise at the end of
                                                  Individual Grants                            10 year Option Term if there is

                                      % of Total
                           Options    Options        Exercise   Fair                              0%       5%         10%
                           Granted    Granted to     or Base    Market Value                   Compound  Compound   Compound
       Name and            in 1993    Employees in   Price      on Date of      Expiration     Growth    Growth      Growth
  Principal Position       (1) (2)     1993  (3)     ($/Sh)     Grant($/sh)        Date        ($)(2)    ($)(2)      ($)(2)
Michael F. Moorman          84,227      36.4%        23.75        23.75         Feb.8,            0     1,258,350  3,187,992
Chairman of the Board,                                                            2003
President and Chief
Executive Officer

Ronnie W. Palmore           26,860      11.6%        23.75        23.75          Feb.8,           0       356,468  1,016,651
Senior Vice President-                                                            2003
Merchandising,
Assistant Secretary

Russell A. Lundy, Sr.       18,679       8.1%        23.75        23.75          Feb.8,           0       279,064    707,000
Senior Vice President-                                                            2003
Stores

E. Randolph Lail            12,107       5.2%        23.75        23.75          Feb.8,           0       180,878    458,250
Senior Vice President-                                                            2003
Finance, CFO, Secretary
and Treasurer

Marvin H. Thomas, Jr.       12,107       5.2%        23.75        23.75          Feb.8,           0       180,878    458,250
Senior Vice President-                                                            2003
Operations.



 (1) Each of the Named Executives received the first grant which was a one-time grant made under the 1993 Plan in exchange for warrants previously granted under the 1991 Plan in the 1992 and 1993 fiscal years and possibility of additional grants of stock and warrants under the plan in the 1994, 1995, and 1996 fiscal years.
 (2) All stock option grants to the Named Executives vest in equal proportions over three years except for 21,050, 21,050, and 18,679 in incentive stock options granted to Mr. Moorman, Mr. Palmore and Mr. Lundy, respectively, which vest 20% per year over five years.
 (3)      Assumes a total of 231,794 stock options.
 (4) The Potential Realizable Values upon exercise of a stock option are equal to the product of the number of shares underlying the options and the difference between (i) the respective hypothetical stock prices on the date of option exercise and (ii) the exercise price per share of the option. The hypothetical stock prices are equal to the Company's common stock price per share as of the date of the option grant compounded annually at the rates of 0%, 5%, and 10%, respectively, over the ten year term of the option. The rates of appreciation used are required by the Securities and Exchange Commission and do not represent a projection or estimate by the Company on the potential growth of its common stock. Therefore, there can be no assurance that the rate of stock price appreciation presented in this table can be achieved.

                                               Options Exercised in Last Fiscal Year

                                                                                      Individual Grants
                                                                          Number of Unexercised   Value of Unexercised
                                                              Value       Options at Year end     In-the-Money Options at
                                             Shares Acquired  Realized    Exercisable/            Year end Exercisable/
               Name and Principal Position   on Exercise (1)     ($)      Unexercisable(2)        Unexercisable ($) (3)
          Michael F. Moorman                        0             0            84,227  U                  0
          Chairman of the Board, President
          and Chief Executive Officer

          Ronnie W. Palmore                         0             0            26,860  U                  0
          Senior Vice President-
          Merchandising, Assistant
          Secretary

          Russell A. Lundy, Sr.                     0             0            18,679  U                  0
          Senior Vice President-Stores

          E. Randolph Lail                          0             0            12,107  U                  0
          Senior Vice President-Finance
          CFO, Secretary and Treasurer

          Marvin H. Thomas, Jr.                     0             0            12,107  U                  0
          Senior Vice President-Operations

(1) There were no stock options exercised by the Named Executives in the 1993 fiscal year.
(2) The options vest in equal proportions over specified periods. The first vesting date is February 8, 1994; therefore, none of the options were exercisable as of the fiscal year ended January 29, 1994.
(3) The value of the unexercised is based on the Company's common stock price at the end of the 1993 fiscal year. There was no public market for the Company's common stock as of the end of fiscal 1993. The Board of Directors with the assistance of an appraisal by an independent investment banking firm determined the value of the common stock was not in excess of the $23.75 exercise price. Therefore, there are no options in the money.

          As of the fiscal year ended January 29, 1994, there were no projected long-term incentive payouts because the Peebles Inc. Long-Term Incentive Plan terminated as of the three year period ended January 29, 1994.

PENSION PLAN
          Peebles maintains a non-contributory qualified defined benefit pension plan that covers all employees of Peebles who (i) complete 1,000 hours of service during a one-year period with Peebles and (ii) attain age 21 ("Participant"). Contributions to the plan are determined on an actuarial basis without allocation to individuals or groups.

          Retirement benefits are based on a Participant's years of benefit service and the earnings during the five consecutive calendar years which produce the highest average. Earnings, as evidenced on the Participant's Internal Revenue Service Form W-2, are limited to $150,000 in any one year and years of benefit service are limited to 30. A Participant is fully vested after completing five years of benefit service.

          Benefits are payable to vested Participants at normal retirement (age
65), early retirement (age 55) upon a vested Participant's permanent and total disability, or upon a vested Participant's termination of employment.

          The monthly pension payable at normal retirement or upon permanent and total disability is determined as follows: The amount of monthly pension payable for the Participant's lifetime is the larger of (a) or (b):

          (a) The Participant's benefit determined under the plan's formula as in effect before January 28, 1989; or

          (b)  The sum of:

                 (i) .65% of final average earnings multiplied by years of benefit service (not to exceed 30); plus

                 (ii) .65% of final average earnings in excess of covered compensation, multiplied by years of benefit service (not to exceed 30); or

                 (iii) $2.00 multiplied by the Participant's benefit service with such product in no event less than $20.00.

Covered compensation is the average amount of annual compensation with respect to which Social Security benefits will be provided and is determined pursuant to tables published by the Internal Revenue Service.

        The monthly pension payable at early retirement and termination of employment is a normal retirement benefit reduced for early payment. The normal form of payment for a married participant is a qualified joint and survivor annuity. The normal form of payment for an unmarried participant is a single life annuity.

        The plan provides that upon the death of any Participant who (i) meets the age and service requirements for early or normal retirement but who has not begun to receive benefits under the plan, (ii) retires under the disability provisions of the plan, or (iii) has a vested benefit but has not yet begun to receive benefits under the plan, the Participant's beneficiary shall be entitled to receive a death benefit.

        The following table shows estimated annual retirement benefits payable to Participants under the pension plan upon normal retirement at age 65 under various assumptions as to final average annual earnings, date of retirement and years of continuous service without regard to the current earning limit of $150,000.



    Final                             Years of Service
   Average
   Salary            15        20        25        30        35
$ 75,000........  $12,402   $16,536   $20,670   $24,804  $ 24,804
 100,000........   17,277    23,036    28,795    34,554    34,554
 125,000........   22,152    29,536    36,920    44,304    44,304
 150,000........   27,027    36,036    45,045    54,054    54,054
 175,000........   31,902    42,536    53,170    63,804    63,804
 200,000........   36,777    49,036    61,295    73,554    73,554
 225,000........   41,652    55,536    69,420    83,304    83,304
 250,000........   46,527    62,036    77,545    93,054    93,054
 300,000........   56,277    75,036    93,795   112,554   112,554
 350,000........   66,027    88,036   110,045   132,054   132,054
 400,000........   75,777   101,036   126,295   151,554   151,554
 450,000........   85,527   114,036   142,545   171,054   171,054

        As of January 29, 1994, the credited years of service for Michael F. Moorman, Ronnie W. Palmore, Russell A. Lundy, Sr., Marvin H. Thomas, Jr., and
E. Randolph Lail were 30, 21, 40, 15 and 6, respectively.

        Peebles reserves the right at any time by action of its Board of Directors to terminate the plan, although it currently has no intention to do so. If the plan is terminated and appropriately funded at such time, Peebles will not be required to make any further contributions to the plan and each participant shall become 100% vested in his benefit under the plan. Each Participant's benefit will be paid to him after termination of the plan according to the terms of the plan.


COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

        During the fiscal year ended January 29, 1994, the Company had no formally established compensation committee. The Board of Directors established compensation for the Company's officers for such year. Michael
F. Moorman, the sole officer or employee of the Company who is also a member of the Board of Directors, made recommendations to the Board of Directors concerning executive compensation but did not otherwise participate in or vote upon the executive compensation decisions made by the Board of Directors for such fiscal year.

        Wellford L. Sanders, Jr., a member of the Board of Directors of the Company, is a partner in the law firm of McGuire, Woods, Battle & Boothe, which rendered legal services to the Company during fiscal 1993.
















(This space intentionally left blank)

Item 12.  Security Ownership of Certain Beneficial Owners and Management.

OWNERSHIP OF COMMON STOCK

        The following table sets forth the ownership of Common Stock as of April 1, 1994 by holders having beneficial ownership of 5% or more of the outstanding Common Stock, by each director and executive officer of the Company and by all directors and executive officers of the Company as a group.

                               No. of Shares (a)  % Ownership (a)

Kemper Financial Services Inc.(b)...  727,118             24.79
 120 South LaSalle St.
 Chicago, Illinois 60603
Jackson National Life Insurance
  Company...........................  578,603             19.72
  c/o PPM of America
  227 West Monroe
  Chicago, Illinois 60606
PaineWebber Incorporated............  375,299             12.79
  1285 Avenue of the Americas
  New York, New York 10019
California Public Employees
  Retirement System.................  308,589             10.52
  400 P. Street
  Sacramento, California 95812
Apollo Investment Fund, L.P. (c)....  192,868              6.57
  c/o Apollo Advisors, L.P.
  Two Manhattanville Road
  Purchase, NY   10577
Lion Advisors, L.P. (c)(d)..........  192,868              6.57
  Two Manhattanville Road
  Purchase, NY   10577
First Investors Corp.(b)............  192,870              6.57
  120 Wall Street
  New York, New York 10005
Michael F. Moorman..................   23,706                 *
Ronnie W. Palmore...................    7,068                 *
Russell A. Lundy, Sr................    4,712                 *
E. Randolph Lail....................    3,036                 *
Marvin H. Thomas, Jr................    3,141                 *
Wellford L. Sanders, Jr.............        0                 0
William C. DeRusha..................        0                 0
Malcolm S. McDonald.................        0                 0
All directors and executive officers
 of Peebles as a group(8 persons) ..   41,664              1.42

*  Less than one percent.

(a) Does not include (i) 231,794 options to purchase shares of Common Stock, pursuant to the 1993 Stock Option Plan of which 84,227, 26,860, 18,679, 12,107 and 12,107 were held by Messrs. Moorman, Palmore, Lundy, Lail and Thomas and 153,980 were held by all executive officers as a group, respectively; and (ii) 6,486 shares issuable upon exercise of the outstanding Peebles Warrants described below.
(b) Kemper Financial Services, Inc. and First Investors Corp. manage the funds in which the shares of Common Stock listed are held.
(c) The managing general partner of Apollo Investment Fund, L.P.is Apollo Advisors, L.P. which may be deemed to be an affiliate of Lion Advisors, L.P.
(d) Lion Advisors, L.P. holds the indicated shares for the benefit of an account under management over which Lion Advisors, L.P. holds exclusive investment, voting and dispositive power. Lion Advisors, L.P. and Apollo Advisors, L.P. may be deemed to be affiliates.

PREVIOUSLY OUTSTANDING WARRANTS

        Upon completion of the Mergers on January 23, 1992, there were 6,486 warrants (the "Peebles Warrants") to purchase shares of Common Stock issued and outstanding. These Peebles Warrants are exercisable any time on or after July 15, 1994 (the "Determination Date") for one share of Common Stock at the exercise price of zero dollars ($0.00) per share. All Peebles Warrants issued and outstanding existing on July 15, 1999 will be deemed automatically exercised. In the event that certain defined conditions do not occur, the Company is required to repurchase the Peebles Warrants at the fair market value of the Common Stock at the Determination Date. Prior to the issuance of common stock, the Peebles Warrants will be accreted to fair market value and reflected as an adjustment to retained earnings.

Item 13.  Certain Relationships and Related Transactions.

        See "Item 10. Directors and Executive Officers of the Registrant" and "Item 11. Executive Compensation" for a description of certain arrangements with respect to present and former executive officers and directors of Peebles.










              (This space intentionally left blank.)

                                                           PART IV

Item 14.      Exhibits, Financial Statement Schedules and Reports on Form 8-K.

     (a)      1.      Financial statements.

                 Information with respect to this Item is contained in the financial statements indicated on the Indices on Page F-0 of this Annual Report on Form 10-K.

              2.      Financial statement schedules.

                 Information with respect to this Item is contained on Pages S-1 to S-4 of this Annual Report on Form 10-K.

              3.      Exhibits.

                 The exhibits listed on the accompanying index to exhibits are filed as part of this Annual Report on Form 10-K.

     (b)      Reports on Form 8-K.

                            NONE

        (c)      Exhibits.


                  3.1+    Amended and Restated Articles of Incorporation of
                          Peebles Inc.
                  3.2+    Amended and Restated Bylaws of Peebles Inc.
                  4.1**   Form of Common Stock Certificate
                  4.2*    Form of Warrant Agreement between PBL Acquisition
                          Corp. and the Warrant Agent
                  4.3*    Form of Warrant Certificate (included in the Warrant
                          Agreement filed as Exhibit 4.2 hereto)
                 10.1+    Second Amended and Restated Credit Agreement dated
                          January 31, 1992 by and between NatWest USA Credit
                          Corp. and Peebles Inc. (the "Credit Agreement").
                 10.2+    Form of Term Note
                 10.3+    Form of Credit Note
                 10.4+    Amended and Restated Continuing General Borrower
                          Security Agreement made January 31, 1992 by and
                          between Peebles Inc. and NatWest USA Credit Corp.
                 10.5+    Trademark Security Agreement made January 31, 1992
                          between Peebles Inc. and NatWest USA Credit Corp.
                 10.6*    Deed of Trust made January 20, 1989 by and among
                          Peebles Inc., the Trustee party thereto and NatWest
                          USA Credit Corp.
                 10.7*    Peebles Inc. Qualified Defined Benefit Pension Plan.
                 10.8*    Standard Service Agreement, as amended, dated June 1,
                          1984 between Frederick Atkins, Incorporated and W.S.
                          Peebles and Co. Inc. (the predecessor to Peebles Inc.)
                 10.9++   Waiver and Amendment No. 1 dated, January 4, 1993, to
                          the Credit Agreement.
                 10.10++  1993 Stock Option Plan and form of Incentive Stock
                          Option Agreement.
                 10.11*** Form of Indemnification, Guarantee and Contribution
                          Agreement dated as of March 13, 1991 among PBL
                          Acquisition Corp., Peebles Holdings, Inc., Peebles
                          Inc. and each of the directors and officers of Peebles
                          Inc.
                 10.12++  Form of Agreement providing for cash payment upon certain changes of control of the Company.
                 10.13+   Peebles Inc. 1991 Stock Warrant Plan.
                 10.14    Waiver and Amendment No. 2 dated March 24, 1993 to the
                          Credit Agreement
                 22       Subsidiaries of the Registrant.
___________________
* Incorporated by reference from the Registration Statement of PBL and Peebles on Form S-1 (Registration No. 33-27126), which was declared effective by the Commission on July 14, 1989.

**      Incorporated by reference from the Registration Statement of PBL on
Form S-1 (Registration No. 33-30895), which was declared effective by the Commission on September 14, 1989.

***     Incorporated by reference from the Form 10-K of PBL and the Company for the fiscal year ended February 2, 1991.

+       Incorporated by reference from the Form 10-K of the Company for the fiscal year ended February 1, 1992.

++      Incorporated by reference from the Form 10-K of the Company for the fiscal year ended January 30, 1993.

                                 SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                           PEEBLES INC.
                           (Registrant)

By   /s/Michael F. Moorman                Date: April 20, 1994
    Michael F. Moorman, President
    and Chief Executive Officer
    (Principal Executive Officer)


By   /s/E. Randolph Lail                  Date: April 20, 1994
    E. Randolph Lail, Senior Vice President
    Finance, CFO, (Principal Financial
    and Accounting Officer)


        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


By   /s/ Wellford L. Sanders, Jr.         Date: April 20, 1994
    Wellford L. Sanders, Jr.,
    Director


By   /s/ William C. DeRusha               Date: April 20, 1994
    William C. DeRusha, Director


By  /s/ Malcolm S. McDonald               Date: April 20, 1994
    Malcolm S. McDonald, Director



        SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO SECTION 15(d) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO SECTION 12 OF THE ACT.

        The Company has furnished to the Commission a copy of its proxy statement and form of proxy sent to its security holders in connection with the Company's April 20, 1994 special meeting of stockholders.

Audited Financial Statements
PEEBLES INC.
January  29, 1994



 Report of Independent Auditors........................................  1

 Balance Sheet.........................................................  2

 Statement of Operations...............................................  3

 Statement of Changes in Stockholders' Equity..........................  4

 Statement of Cash Flows...............................................  5

 Notes to Financial Statements.......................................... 6

Report of Ernst & Young, Independent Auditors

Board of Directors
Peebles Inc.


We have audited the accompanying balance sheet of Peebles Inc. as of January
29, 1994 and January 30, 1993, and the related statements of operations, changes in stockholders' equity, and cash flows for each of the three fiscal years in the period ended January 29, 1994. Our audits also included the financial statement schedules listed in the index at Item 14(a). These financial statements and schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Peebles Inc. at January 29, 1994 and January 30, 1993, and the results of its operations and its cash flows for each of the three fiscal years in the period ended January 29, 1994, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.


                                     Ernst & Young

March 23, 1994
Richmond, Virginia

BALANCE SHEET

PEEBLES INC.

(dollars in thousands, except per share amounts)

                                                    January  29,  1994         January 30, 1993
ASSETS
CURRENT ASSETS
 Cash                                                     $      99                $      93
 Accounts receivable, net                                    28,386                   26,866
 Merchandise Inventories                                     41,652                   36,994
 Prepaid expenses                                               246                      202
 Other                                                          848                    1,685
         TOTAL CURRENT ASSETS                                71,231                   65,840

PROPERTY AND EQUIPMENT
 Fixtures and equipment                                      40,569                   34,135
 Land and building                                            5,751                    4,588
 Leasehold improvements                                         502                      502
                                                             46,822                   39,225
 Accumulated depreciation
   and amortization                                          21,919                   18,402
                                                             24,903                   20,823

Buildings under capital leases, net                           1,400                    1,587

OTHER ASSETS
 Excess of cost over net assets
   acquired, net                                             38,800                   40,477
 Deferred financing costs, net                                  582                    1,017
 Beneficial leaseholds, net                                   3,723                    4,101
 Sundry                                                       3,088                    3,698
                                                             46,193                   49,293
                                                          $ 143,727                $ 137,543
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
 Accounts payable                                         $   7,306                 $  9,726
 Accrued compensation and
   other expenses                                             5,627                    5,373
 Deferred income taxes                                        4,957                    4,524
 Current maturities of long-term debt                         8,538                    4,783
 Other                                                          455                      208
          TOTAL CURRENT LIABILITIES                          26,883                   24,614
LONG-TERM DEBT                                               35,602                   37,640
LONG-TERM CAPITAL LEASE OBLIGATIONS                           2,067                    2,239
DEFERRED INCOME TAXES                                         4,481                    4,360
COMMON STOCK WARRANTS
 Subject to redemption, with an exercise
   price of $0.00; 6,486 warrants issued and
   outstanding                                                  164                      153
STOCKHOLDERS' EQUITY
 Preferred stock--no par value, authorized
   1,000,000 shares, none issued or
   outstanding                                                  ---                      ---
 Common stock--par value $.10 per share,
   authorized 5,000,000 shares, issued and
   outstanding 2,933,562 and 2,913,562,
   respectively                                                 293                      291
 Additional capital                                          64,174                   63,699
 Retained earnings:
 Accumulated from February 1, 1992, subsequent
   to a deficit elimination of $10,477
   on that date                                              10,063                    4,547
                                                             74,530                   68,537
                                                          $ 143,727                $ 137,543

See notes to financial statements.

STATEMENT OF OPERATIONS

PEEBLES INC.

(dollars in thousands, except per share amounts)

         FISCAL YEARS ENDED

                                                                          January 29, 1994  January 30, 1993   February 1, 1992
NET SALES                                                                    $ 151,772        $ 140,943         $  140,044

COSTS AND EXPENSES
        Cost of sales                                                           91,134           84,033             85,706
        Selling, general and administrative (includes depreciation and
            amortization of $6,029, $5,557 and $5,634, respectively)            46,349           43,274             43,611
        Revaluation of goodwill                                                    ---              ---             26,315
        OPERATING INCOME  (LOSS)                                                14,289           13,636            (15,588)

OTHER INCOME  (EXPENSE)                                                             (1)            (145)               135

INTEREST EXPENSE                                                                 4,248            4,981             19,277
        INCOME (LOSS) BEFORE INCOME TAXES
        (BENEFIT) AND EXTRAORDINARY ITEM                                        10,040            8,510            (34,730)

INCOME TAXES  (BENEFIT)
        Current                                                                  3,960            3,447               (400)
        Deferred                                                                   553              505               (875)
                                                                                 4,513            3,952             (1,275)

        INCOME (LOSS) BEFORE EXTRAORDINARY ITEM                                  5,527            4,558            (33,455)

EXTRAORDINARY ITEM---DEBT RESTRUCTURE                                              ---              ---             33,563

        NET INCOME                                                            $  5,527         $  4,558          $     108


EARNINGS (LOSS) PER SHARE
        Earnings (loss) before extraordinary item                             $   1.88         $   1.56         $(1,800.40)
        Extraordinary item                                                         ---              ---           1,806.21

        NET INCOME                                                            $   1.88         $   1.56         $     5.81
        Average common stock and common stock equivalents
           outstanding                                                       2,932,905        2,918,352             15,582

See notes to financial statements.

STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

PEEBLES INC.

(dollars in thousands, except per share amounts)


                                                                Common Stock                       Predecessor     Retained
                                                                          Par       Additional        Basis        Earnings
                                                               Shares    Value       Capital       Adjustment     (Deficit)
Balance February 2, 1991                                         2,156    $   1     $  20,704     $ (5,102)     $  (10,492)

        Dividends paid ---  $43.02 per share                         -        -             -            -             (93)

        Common stock issued in the Mergers, net                 21,417        1             -            -               -

        Common stock issued in the Exchange                  2,849,989      285        52,424        5,102               -

        Net income                                                   -        -             -            -             108

Balance February 1, 1992 prior to quasi-reorganization       2,873,562      287        73,128                      (10,477)
        Quasi-reorganization                                         -        -       (10,477)           -          10,477

Balance February 1, 1992                                     2,873,562      287        62,651            -               -

        Common stock issued in connection with the Equity
        Incentive Plan                                          40,000        4           872            -               -

        Common stock warrants issued in connection with
        the Equity Incentive Plan                                    -        -           176            -               -

        Common stock warrants redemption price adjustment            -        -             -            -             (11)

        Net income                                                   -        -             -            -           4,558

Balance January 30, 1993                                     2,913,562      291        63,699            -           4,547

        Common stock issued in connection with the Equity
        Incentive Plan                                          20,000        2           475            -               -

        Common stock warrants redemption price adjustment            -        -             -            -             (11)

        Net income                                                   -        -             -            -           5,527

Balance January 29, 1994                                     2,933,562    $ 293     $  64,174     $      -      $   10,063

See notes to financial statements.

STATEMENT OF CASH FLOWS

PEEBLES INC.

(dollars in thousands)
                                                                                     FISCAL YEARS ENDED

                                                              January 29, 1994         January 30, 1993         February 1, 1992
OPERATING ACTIVITIES
  Income (loss) before extraordinary item                        $    5,527                $   4,558                $ (33,455)
  Adjustments to reconcile net income (loss) to net cash
   provided by operating activities:
  Depreciation                                                        3,088                    2,787                    2,740
  Amortization                                                        3,376                    3,215                    3,770
  Deferred income taxes                                                 553                      505                     (875)
  Provision for doubtful accounts                                       546                      577                    1,143
  LIFO reserve adjustment                                             1,144                      349                      413
  Revaluation of goodwill                                                --                       --                   26,315
  Changes in operating assets and liabilities
    Accounts receivable                                              (2,066)                     949                     (567)
    Merchandise inventories                                          (5,802)                   2,424                   (1,977)
    Accounts payable                                                 (2,420)                   2,783                     (137)
    Interest payable                                                    265                     (381)                  12,318
    Other assets and liabilities                                      1,554                    3,562                   (3,676)

      NET CASH PROVIDED BY OPERATING ACTIVITIES                       5,765                   21,328                    6,012

INVESTING ACTIVITIES
  Purchase of property and equipment                                 (7,372)                  (5,747)                  (2,862)
  Other                                                                (105)                    (105)                    (117)

      NET CASH USED IN INVESTING ACTIVITIES                          (7,477)                  (5,852)                  (2,979)

FINANCING ACTIVITIES
  Proceeds from revolving line of credit and long-term debt         163,554                  139,305                  149,288
  Reduction in revolving line of credit and long-term debt         (161,836)                (154,785)                (152,493)
  Dividends paid                                                         --                       --                      (93)
      NET CASH PROVIDED BY (USED IN) FINANCING
       ACTIVITIES                                                     1,718                  (15,480)                  (3,298)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                          6                       (4)                    (265)

Cash and cash equivalents beginning of period                            93                       97                      362

CASH AND CASH EQUIVALENTS END OF PERIOD                          $       99                $      93               $       97

See notes to financial statements.

NOTES TO FINANCIAL STATEMENTS
PEEBLES INC.
January 29, 1994

(dollars in thousands, except per share amounts)

NOTE A-SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION AND BASIS OF FINANCIAL STATEMENT PRESENTATION: Peebles Inc. ("Peebles" or the "Company") is the successor to a group of related companies that has operated a retail department store business since 1891 under the name "Peebles". The Company currently operates a chain of 54 department stores in small and medium-sized communities in eight Mid-Atlantic States.

On January 31, 1992, Peebles completed an exchange offer (the "Exchange") as part of a recapitalization plan (the "Recapitalization") pursuant to which Peebles (i) became the surviving corporation of a merger with its former parent corporation and a related holding company (the "Mergers"), and (ii) entered into a Second Amended and Restated Credit Agreement (the "Credit Agreement") with its lender.

The Exchange resulted in an extraordinary gain of $33,563 for the fiscal year ended February 1, 1992. The gain calculation considered the principal outstanding of $80,000 related to the 14-3/4% Senior Subordinated Notes Due 1999 (the "Notes"), the accrued interest of $18,454, the $57,954 appraised equity value, $3,666 in direct costs incurred and $3,271 of net deferred financing costs written off.

FISCAL YEAR: The Company's fiscal year ends on the Saturday nearest January
31. Fiscal years 1993, 1992 and 1991 ended on January 29, 1994, January 30, 1993, and February 1, 1992, respectively. Results of operations for each of these years consisted of fifty-two weeks. References to years relate to fiscal years rather than calendar years.

QUASI-REORGANIZATION: As a result of the Recapitalization, a quasi-reorganization was implemented as of February 1, 1992. Accordingly, an accumulated deficit of $10,477 was transferred to additional capital.

STATEMENT OF CASH FLOWS: Peebles considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. There were no cash equivalents at January 29, 1994 or January 30, 1993.

The $80,000 of principal related to the Notes, exchanged for approximately $57,811 in total equity in the Exchange, which resulted in an extraordinary gain of $33,563, has been excluded from the Statement of Cash Flows for 1991 as a non-cash transaction. In addition, the issuance of certain common stock and common stock warrants under the Equity Incentive Plan increased shareholders' equity by $475 and $1,048, for 1993 and 1992, respectively, and, accordingly, has been excluded from the Statement of Cash Flows as a non-cash transaction.

MERCHANDISE INVENTORIES: Merchandise inventories are accounted for by the retail inventory method applied on a LIFO basis. In connection with an acquisition of the Company in January, 1989, the recorded value of merchandise inventories was increased to fair value (the "Fair Value Adjustment"). The Fair Value Adjustment of $14,209 is included in merchandise inventories at the end of fiscal years 1993 and 1992. Exclusive of the Fair Value Adjustment, current costs exceed the amounts recorded in inventory by $3,020 and $1,876 at January 29, 1994 and January 30, 1993, respectively. During 1992, reduced inventory levels resulted in a LIFO decrement which reduced the Fair Value Adjustment by $321, increasing cost of sales.

PROPERTY AND EQUIPMENT: Property and equipment is stated on the basis of cost. Depreciation of property and equipment is provided primarily by the straight-line method over their estimated useful lives for financial reporting purposes and by accelerated methods for income tax purposes. The cost of leasehold improvements is amortized over the shorter of their economic lives or the terms of the leases by the straight-line method. Amortization of buildings under capital leases is computed by the straight-line method over the lease term and is included in depreciation and amortization expense.

STORE OPENING COSTS: In general, store opening costs are charged to selling, general and administrative expenses as incurred.

PEEBLES INC.

NOTE A-SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES--Continued

EXCESS OF COST OVER NET ASSETS ACQUIRED: The excess of cost over net assets acquired ("Goodwill") is being amortized on a straight-line basis over a twenty-five year period beginning February 2, 1992. Accumulated amortization at January 29, 1994 and January 30, 1993 was $3,371 and $1,685, respectively. In connection with the Recapitalization, management reduced the value of Goodwill by $26,315 to the estimated fair value at February 1, 1992.

DEFERRED FINANCING COSTS: Deferred financing costs are being amortized by the interest method over a period ending February 1, 1996. Amortization expense of $435, $445, and $876 for deferred financing costs are included in interest expense for 1993, 1992, and 1991 respectively. Accumulated amortization at January 29, 1994 and January 30, 1993 was $2,346 and $1,924, respectively.

BENEFICIAL LEASEHOLDS: Amortization is provided by the straight-line basis over the estimated composite useful lives of the related leases. Accumulated amortization at January 29, 1994 and January 30, 1993 was $1,739 and $1,393, respectively.

INCOME TAXES: Prepaid and deferred income taxes are provided for temporary differences between income and expense for financial reporting purposes and for income tax purposes.

EARNINGS PER SHARE: Earnings per share were based on the weighted-average number of shares and common stock equivalents outstanding.

NOTE B-ACCOUNTS RECEIVABLE

Accounts receivable are shown net of $950 and $1,100 representing the allowance for uncollectible accounts at January 29, 1994 and January 30, 1993, respectively. The provision for doubtful accounts was $546, $577, and $1,143 for 1993, 1992, and 1991, respectively. Finance charges on credit sales, included as a reduction of selling, general and administrative expenses, aggregated $4,576, $4,652, and $4,953 for 1993, 1992, and 1991,
respectively.

As a service to its customers, the Company offers credit through the use of its own charge card, certain major credit cards and a layaway plan. The Peebles' customer is usually a local resident of the community, located in either Virginia, Maryland, North Carolina, South Carolina, Tennessee, Kentucky, Delaware or New Jersey, the states served by Peebles. The Company does not require collateral from its customers.

NOTE C-SUNDRY ASSETS

   Sundry consisted of:

                                 January 29, 1994     January 30, 1993
Investment in and advances to
 buying office                        $ 1,586             $ 1,509
Pension asset                           1,176               1,324
Other                                     326                 865
                                      $ 3,088             $ 3,698

PEEBLES INC.

NOTE D-LONG-TERM DEBT

Long-term debt consisted of the following:

                                   January 29, 1994     January 30, 1993
Senior Revolving Facility,
  prime plus 1-1/2%                   $ 30,000             $ 25,070
Senior Term Facility,
  prime plus 1-1/2% due in
   quarterly installments
   through February 1996                13,840               16,840
Other                                      300                  513
                                        44,140               42,423
Less current maturities                  8,538                4,783
                                      $ 35,602             $ 37,640

The Credit Agreement provides the Company with a Senior Revolving Facility ("Revolving Facility") and a Senior Term Facility ("Term Facility"). The maturity date for each facility is February 1, 1996. The Credit Agreement provides the Company with working capital and funds for capital expenditures. Restrictive covenant provisions of the Credit Agreement prohibit payment of cash dividends in any fiscal year. The Credit Agreement is secured by a first priority security interest in substantially all the personal property and certain real property of Peebles.

The amount available for borrowings under the Revolving Facility is determined by a defined asset base formula with maximum borrowings limited to $76,000 less amounts outstanding under the Term Facility. The Company pays a fee of 1/4% per annum on any unused portion of the Revolving Facility. The Revolving Facility has no specific paydown provisions. Based on the anticipated operations of the Company in the succeeding year, $24,600 and $23,500 were considered long-term obligations at January 29, 1994 and January 30, 1993, respectively, representing the minimum outstanding balance of the Revolving Facility for an uninterrupted period extending beyond one year from the balance sheet date. The Term Facility has scheduled principal payments of $750 per quarter.

Peebles has commitments for letters of credit with a bank which totaled $455 and $761 at January 29, 1994 and January 30, 1993, respectively.
Approximately $46 expire during 1994, and the remainder expires August 1, 1998.

During 1993, 1992 and 1991, Peebles made cash interest payments of $3,548, $4,917, and $6,082, respectively.

Aggregate principal payments on long-term debt for the next five fiscal years are: 1994--$8,538, 1995--$35,602, 1996--$0, 1997--$0, 1998--$0.

NOTE E-LEASES

The Company leases substantially all of its store locations under capital and operating leases with initial terms ranging from 1 to 25 years and renewal options of 1 to 5 years expiring at various dates through 2033. The following is a summary of assets under capitalized leases:


                                  January 29, 1994     January 30, 1993
Buildings under capital leases    $          3,018     $          3,570
Less--accumulated amortization              (1,618)              (1,983)
                                  $          1,400     $          1,587

PEEBLES INC.

NOTE E-LEASES--Continued

 Future minimum lease payments under capital leases and noncancellable operating leases at January 29, 1994 were as follows:

                                                             Capital         Operating
  Fiscal Year                                                 Leases         Leases
1994                                                        $    487       $  4,997
1995                                                             487          4,317
1996                                                             487          4,056
1997                                                             487          3,778
1998                                                             378          3,477
Thereafter                                                     1,536         22,466
Total minimum lease payments                                   3,862       $ 43,091
Less:  amounts representing interest                          (1,623)
Present value of net minimum lease payments,
including current maturities of $172, with interest
rates ranging from 11.3% to 18.1%                           $  2,239

Total rental expense under operating leases was as follows:

                1993       1992        1991
Minimum       $ 5,479    $ 5,162     $ 5,078
Contingent        490        412         433
              $ 5,969    $ 5,574     $ 5,511

Contingent rentals are based upon a percentage of annual sales in excess of specified amounts.

NOTE F-COMMON STOCK WARRANTS

Upon completion of the Mergers, warrants to purchase one share of Common Stock ("Warrant") were issued on January 23, 1992. These Warrants are exercisable any time on or after July 15, 1994 (the "Determination Date") for one share of Peebles common stock, $.10 par value (the "Common Stock") at the exercise price of zero dollars ($0.00) per share. All Warrants issued and outstanding existing on July 15, 1999 will be deemed automatically exercised. In the event that certain defined conditions do not occur, the Company is required to repurchase the Warrants at the fair market value of the Common Stock at the Determination Date. Prior to the issuance of common stock, the Warrants will be accreted to fair market value and reflected as an adjustment to retained earnings.

PEEBLES INC.

NOTE G-EQUITY INCENTIVE PLAN

The Recapitalization provided that the Company contribute 120,000 shares of Common Stock to an incentive plan (the "Equity Incentive Plan") established for management and other key employees. In addition, the Company irrevocably contributed 105,000 warrants to purchase one share of Common Stock per warrant (the "Management Warrants") to the Equity Incentive Plan.

As of January 30, 1993, 60,000 shares of Common Stock had been made available for allocation (the "Available Shares") and 42,000 Management Warrants had been made available for grant. Through January 30, 1993, 40,000 of the Available Shares and 21,000 of those Management Warrants (the "Allocated Management Warrants") had been allocated to certain members of management.

On February 8, 1993, the Board of Directors approved, subject to shareholder approval, i) a stock option plan (the "1993 Stock Option Plan") to replace the Equity Incentive Plan and ii) an initial grant of 231,794 options, expiring February 7, 2003, each to purchase one share of Common Stock at an exercise price of $23.75, based upon estimated fair value, (the "1993 Options") to participants in the Equity Incentive Plan (the "Equity Participants"). The 1993 Options vest in equal proportions over a three year period beginning February 7, 1994, except for 60,779 options which vest equally over a five year period. Under the 1993 Stock Option Plan, 450,000 shares of Common Stock are reserved for issuance as a long-term incentive to key employees. The Board of Directors has the authority and complete discretion to, among other things, determine the date of grant, the recipient employee, the exercise price and the expiration date of the options to purchase Common Stock issued under the 1993 Stock Option Plan.

On April 21, 1993, the shareholders of the Company approved the 1993 Stock Option Plan.

On June 9, 1993, the Equity Participants unanimously consented (the "Consent") to exchange the Allocated Management Warrants for the 1993 Options. Upon receipt of the Consent, the Equity Participants were allocated and issued the remaining 20,000 Available Shares under the Equity Incentive Plan. Accordingly, the Equity Incentive Plan was terminated.

For 1992 and 1991, the Company recorded $792 and $1,590, respectively of additional compensation expense in selling, general and administrative expenses related to the Equity Incentive Plan.

NOTE H - INCOME TAXES

The provisions for income taxes (benefits) on income (loss) before extraordinary items consisted of the following:

                           1993         1992         1991
Current:     Federal     $ 3,273      $ 2,844      $  (350)
             State           687          603          (50)

Deferred:   Federal          455          422         (775)
            State             98           83         (100)
                         $ 4,513      $ 3,952      $(1,275)

PEEBLES INC.

NOTE H - INCOME TAXES--Continued

Income taxes (benefits) differ from the amounts computed by applying the applicable federal statutory rates due to the following:

                                                      1993          1992        1991
Taxes (benefits) at the federal statutory rate  $       3,514  $      2,893  $  (11,808)
Increases (decreases):
Revaluation of goodwill                                    --            --       8,947
Change in valuation allowance                              --            --       1,200
State income taxes, net of federal tax                    518           453        (100)
Amortization of purchase accounting adjustments           574           574         626
Other                                                     (93)           32        (140)
                                                $       4,513 $       3,952  $   (1,275)

Significant components of deferred tax liabilities and assets are as follows:


                                      January 29, 1994        January 30, 1993
Deferred tax liabilities:
 Inventory valuation               $                5,134   $             5,253
 Depreciation and amortization                      4,169                 4,029
 Pensions                                             452                   509
 Other                                                190                    --
                                                    9,945                 9,791
Deferred tax assets:
 Net operating loss carryover                      (1,200)               (1,200)
 Compensation                                          --                  (305)
 Doubtful accounts                                   (366)                 (424)
 Other                                               (141)                 (178)
                                                   (1,707)               (2,107)
Valuation allowance                                 1,200                 1,200
                                                     (507)                 (907)
Net deferred tax liabilities       $                9,438  $              8,884

At January 29, 1994, Peebles has a net operating loss carryover of $3,000 for income tax purposes which expires in 2007. For financial reporting purposes, a valuation allowance of $1,200 has been recognized to offset the deferred tax asset related to this carryover due to certain limitations. If realized, the tax benefit for this carryover will be applied to increase additional capital.

Peebles made cash income tax payments of $4,175, $3,509 and $159 for 1993, 1992 and 1991, respectively.

The Internal Revenue Service has completed examinations of the Company's federal income tax returns for the fiscal years ended February 3, 1990 and January 28, 1989. The federal income tax returns for the fiscal years ended January 30, 1993, February 1, 1992, and February 2, 1991 are currently under examination, and adjustments are being contested. In the opinion of management, the outcome of such action is not expected to materially affect the financial position or results of operations of the Company.

PEEBLES INC.

NOTE I-PENSION PLAN

Peebles has a defined benefit pension plan covering substantially all employees. The benefits are based on years of service and the employee's compensation during the five consecutive calendar years which produce the highest average. Peebles makes annual contributions to the Plan equal to the contribution required to satisfy minimum funding standards under ERISA.

Net periodic pension cost included the following components:

                                                    1993           1992          1991
Service cost-benefits earned during the period  $         297  $        263  $        251
Interest cost on projected benefit obligation             443           413           388
Actual return on plan assets                             (463)         (198)       (1,108)
Net amortization and deferral                            (129)         (402)          584
Net periodic pension cost                       $         148  $         76  $        115

The following table sets forth the Plan's funded status and amounts recognized in Peebles balance sheet:

                                                      January 29, 1994       January 30, 1993
Actuarial present value of benefit obligations:
Accumulated benefit obligations including
   vested benefits of $4,428 and $4,003,
   respectively                                    $              (4,861)  $           (4,376)

Projected benefit obligation                       $              (6,313)  $           (5,693)
Plan assets at fair value, primarily listed
   stocks and U.S. Government Treasury Bonds                       6,876                6,702
Plan assets in excess of projected benefit
   obligations                                                       563                1,009
Prior service costs                                                   76                   89
Unrecognized net loss                                                626                  330
Unrecognized net asset                                               (89)                (104)

Net pension asset recognized in the balance sheet  $               1,176   $            1,324

In calculating the present value of projected benefit obligations for 1993 and 1992, weighted-average discount rates of 7.5% and 8% and weighted-average rates of compensation of 5.0% and 5.5%, respectively, were used. The expected long-term rate of return on plan assets was 9% for 1993, 1992, and 1991.
NOTE J - RELATED PARTY TRANSACTIONS

Interest Expense for 1991 included $2,315 related to the Notes.

                         INDEX TO FINANCIAL STATEMENT SCHEDULES


                                   Peebles Inc.

Schedule I.              Marketable Securities - Other Investments         N/A
Schedule II. Amounts Receivable from Related Parties and Underwriters, Promoters and Employees other
                         than Related Parties                              N/A
Schedule III.            Condensed Financial Information of
                         Registrant                                        N/A
Schedule IV.             Indebtedness of and to Related Parties -
                         Not Current                                       N/A
Schedule V.              Property, Plant and Equipment                     N/A
Schedule VI.             Accumulated Depreciation, Depletion and
                         Amortization of Property, Plant and Equipment     N/A
Schedule VII.            Guarantees of Securities of Other Issuers         N/A
Schedule VIII.           Valuation and Qualifying Accounts                 S-2
Schedule IX.             Short-term Borrowings                             N/A
Schedule X.              Supplementary Income Statement Information        S-3
Schedule XI.             Real Estate and Accumulated Depreciation          N/A
Schedule XII.            Mortgage Loans on Real Estate                     N/A
Schedule XIII.           Other Investments                                 N/A
Schedule XIV.            Supplemental Information Concerning Property-
                         Casualty Insurance Operations                     N/A

SCHEDULE VIII  --  VALUATION AND QUALIFYING ACCOUNTS

PEEBLES INC.

            COLUMN A                          COLUMN B                     COLUMN C               COLUMN D       COLUMN E

                                                                          ADDITIONS
        DESCRIPTION                          BALANCE AT
                                             BEGINNING                                           DEDUCTIONS    BALANCE AT END
                                             OF PERIOD      CHARGED TO COSTS CHARGED TO OTHER    -DESCRIBE       OF PERIOD
                                                              AND EXPENSES   ACCOUNTS-DESCRIBE
Year Ended January 29, 1994
  Deducted from asset accounts:
      Allowance for doubtful accounts         $1,100,000      $   546,000                    $  696,000 (1)     $   950,000

      LIFO Reserve                            $1,876,063      $ 1,144,218                                       $ 3,020,281


Year Ended January 30, 1993
  Deducted from asset accounts:
      Allowance for doubtful accounts         $1,345,000      $   577,000                    $  822,000 (1)     $ 1,100,000

      LIFO Reserve                            $1,527,222      $   348,841                                       $ 1,876,063


Year Ended February 1, 1992
  Deducted from asset accounts:
      Allowance for doubtful accounts         $1,355,000      $ 1,143,000                    $1,153,000 (1)     $ 1,345,000

      LIFO Reserve                            $1,114,698      $   412,524                                       $ 1,527,222

   (1)    Uncollectible accounts written off, net of recoveries.

SCHEDULE X  --  SUPPLEMENTAL INCOME STATEMENT INFORMATION

PEEBLES INC.

                    COLUMN A                                                          COLUMN B

                         ITEM                                              CHARGED TO COSTS AND EXPENSES

                                                                                FISCAL YEARS ENDED
                                                                  1/29/94              1/30/93               2/01/92
Maintenance and repairs                                             (1)                  (1)                   (1)
Depreciation and amortization of intangible assets,
    preoperating costs and similar deferrals                     $3,376,000           $3,215,000            $3,770,000
Taxes other than payroll and income taxes:
    Real estate                                                     (1)                   (1)                   (1)
    Personal property                                               (1)                   (1)                   (1)
    Other                                                           (1)                   (1)                   (1)
Royalties                                                          None                  None                  None
Advertising costs                                                $4,539,657           $4,223,774            $4,144,000


(1) Amounts for maintenance and repairs and taxes other than payroll and income taxes are not presented as such amounts are less than 1% of total sales and revenue.


                                                        EXHIBIT INDEX

Exhibit No.                         Description

10.14            Waiver and Amendment No. 2 dated March 24, 1993
                  1993 to the Credit Agreement.

22               Subsidiaries of the Registrant.