Form 10-Q
period 1994-04-30
PEEBLES INC
filed 1994-06-13
CIK 804125

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                    ________________________

                            FORM 10-Q


        Quarterly Report Pursuant to Section 15(d) of the
                 Securities Exchange Act of 1934

              For the Quarter Ended April 30, 1994

             Commission file number         33-27126
                                          -----------

                          PEEBLES INC.

           Virginia                               54-0332635
   (State of Incorporation)                   (I.R.S. Employer
                                             Identification No.)

       One Peebles Street
 South Hill, Virginia 23970-5001               (804) 447-5200
(Address of principal executive offices)     (Telephone Number)


Indicate by check (x) whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes__x___. No_____.

As of April 30, 1994, 2,933,562 shares of Common Stock of Peebles
Inc. were outstanding.

ITEM 1.   FINANCIAL STATEMENTS

CONDENSED BALANCE SHEET
 PEEBLES INC.
(dollars in thousands, except per share amounts)
                                                  April 30, 1994     January 29,    May  1, 1993
                                                                        1994
                                                   (Unaudited)                      (Unaudited)
ASSETS
CURRENT ASSETS
 Cash                                                    $     89         $     89       $     64
 Accounts receivable, net                                  25,542           28,386         24,283
 Merchandise Inventories                                   42,166           41,652         40,117
 Prepaid expenses                                             301              246            527
 Other                                                        590              848          1,605
         TOTAL CURRENT ASSETS                              68,688           71,231         66,596

PROPERTY AND EQUIPMENT, net                                25,490           24,903         20,826
BUILDINGS UNDER CAPITAL LEASES, net                         1,353            1,400          1,523
OTHER ASSETS
 Excess of cost over net assets acquired, net              38,379           38,800         40,055
 Other                                                      7,165            7,393          8,589
                                                           45,544           46,193         48,644
                 TOTAL ASSETS                            $141,075         $143,727       $137,589
                                                         ========         ========       ========
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
 Accounts payable                                        $  6,976         $  7,306       $  7,764
 Accrued compensation and other expenses                    4,007            5,627          4,064
 Deferred income taxes                                      4,957            4,957          4,524
 Current maturities of long-term debt                       7,958            8,538          7,750
 Other                                                        293              455            679
    TOTAL CURRENT LIABILITIES                              24,191           26,883         24,781
LONG-TERM DEBT                                             34,852           35,602         36,890
LONG-TERM CAPITAL LEASE OBLIGATIONS                         2,032            2,067          2,204
DEFERRED INCOME TAXES                                       4,481            4,481          4,360
COMMON STOCK WARRANTS                                         164              164            153
STOCKHOLDERS' EQUITY
Common stock--par value $.10 per share,
authorized 5,000,000 shares,
issued and outstanding 2,933,562, 2,933,562 and
2,913,562 shares, respectively                                293              293            293            291
Additional capital                                         64,174           64,174         63,699
Retained earnings:
Accumulated from February 1, 1992, subsequent
to a deficit
elimination on that date                                   10,888           10,063          5,211
                                                           75,355           74,530         69,201
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY               $141,075         $143,727       $137,589
                                                         ========         ========       ========

See notes to condensed financial statements

CONDENSED STATEMENT OF OPERATIONS
PEEBLES INC.
(dollars in thousands, except per share amounts)
                                                           Three-Month Period Ended
                                                     April 30, 1994       May 1,1993
                                                      (Unaudited)        (Unaudited)
NET SALES                                                 $  34,767          $  29,510

COSTS AND EXPENSES
Cost of sales                                                21,091             17,419
Selling, general and administrative (includes
depreciation and
    amortization of $1,743 and $1,420,                       11,394              9,887
respectively)
                                                             32,485             27,306
OPERATING INCOME                                              2,282              2,204

OTHER INCOME                                                    176                 24

INTEREST EXPENSE                                                998                999
INCOME  BEFORE INCOME TAXES                                   1,460              1,229

INCOME TAXES
Federal, state and deferred                                     635                565

NET INCOME                                                $     825          $     664

EARNINGS PER SHARE                                        $     .28          $     .23

Average common stock and common stock equivalents         2,940,048          2,929,141
outstanding


See notes to condensed financial statements

CONDENSED STATEMENT OF CASH FLOWS
PEEBLES INC.
(dollars in thousands)
                                                        Three-Month Period Ended
                                                     April 30, 1994      May 1, 1993
                                                      (Unaudited)        (Unaudited)
OPERATING ACTIVITIES
Net Income                                                $    825           $    664
Adjustments to reconcile net income to net cash
provided
by operating activities:
Depreciation                                                   929                732
Amortization                                                   923                797
Changes in operating assets and liabilities:
Accounts receivable                                          2,844              2,583
Merchandise inventories                                       (514)            (3,123)
Accounts payable                                              (330)            (1,926)
Other assets and liabilities                                (1,650)             1,997

NET CASH PROVIDED BY OPERATING ACTIVITIES                    3,027              1,724

INVESTING ACTIVITIES
Purchase of property and equipment                          (1,644)              (858)
Other                                                          (63)                78

NET CASH USED IN INVESTING ACTIVITIES                       (1,707)              (780)

FINANCING ACTIVITIES
Proceeds from revolving line of credit and long-term        38,696             34,025
debt
Reduction in revolving line of credit and long-term        (40,026)           (34,998)
debt

NET CASH USED IN FINANCING ACTIVITIES                       (1,330)              (973)

DECREASE IN CASH AND CASH EQUIVALENTS                          (10)               (29)

Cash and cash equivalents beginning of period                   99                 93

CASH AND CASH EQUIVALENTS END OF PERIOD                   $     89           $     64
                                                          ========           ========

See notes to condensed financial statements



NOTES TO CONDENSED FINANCIAL STATEMENTS
PEEBLES INC.
April 30, 1994

(dollars in thousands, except per share amounts)


NOTE A_BASIS OF PRESENTATION
The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal and recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended April 30, 1994 are not necessarily indicative of the results that may be expected for the fiscal year ended January 28, 1995, due to the seasonal nature of the business of Peebles Inc. ("Peebles" or the "Company"). For further information, refer to the financial statements and footnotes thereto included in Peebles' annual report on Form 10-K for the fiscal year ended January 29, 1994.

NOTE B_ACCOUNTS RECEIVABLE
Accounts receivable are shown net of $950, $950 and $1,100 representing the allowance for uncollectible accounts at April 30, 1994, January 29, 1994 and May 31, 1993, respectively. As a service to its customers, the Company offers credit through the use of its own charge card, certain major credit cards and a layaway plan. The Peebles' customer is usually a local resident of the community, located in either Virginia, Maryland, North Carolina, South Carolina, Tennessee, Kentucky, Delaware or New Jersey, the states served by Peebles. The Company does not require collateral from its customers.

NOTE C_LEASES
The Company leases substantially all of its store locations under capital and operating leases with initial terms ranging from 1 to 25 years and renewal options of 1 to 5 years expiring at various dates through 2033. During the three-month period ended April 30, 1994, the Company opened a new store location in Luray, Virginia, and signed two noncancellable operating leases for store locations in Norfolk, Virginia and Gettysburg, Pennsylvania. The stores in Norfolk and Gettysburg, as well as a store in Georgetown, South Carolina, are due to open in the
Fall of 1994. The total annual base rent for these four new store locations is approximately $387 and the initial lease terms for these locations range between six and sixteen years. Additionally, on May 11, 1994, the Company signed a noncancellable operating lease for a new store location in Marion, North Carolina, due to open in the Spring of 1995 with an annual base rent of $102.


NOTE D_STOCK OPTION PLAN
Under the 1993 Stock Option Plan, options for the purchase of up to 450,000 shares of Common Stock may be granted to key personnel at the discretion of the Board of Directors. On April 20, 1994, the Board of Directors granted to certain key employees of the Company 218,206 options to purchase one share of Common Stock at an exercise price of $23.75 per share, the estimated fair value of the common stock on the date of grant. These options vest ratably over a three-year period beginning April 19, 1995 and expire on April 19, 2004.

On April 30, 1994, i) a total of 450,000 options had been granted, all at an exercise price of $23.75 per share, the estimated fair value of the common stock on the date of grant,
ii) 69,636 options had vested, and iii) no options had been exercised or canceled.

NOTE E_INCOME TAXES
Differences  between the effective rate of income taxes  and  the statutory rate arise principally from the state income taxes  and
non-deductible   amortization   related   to   certain   purchase
accounting adjustments.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
     CONDITION AND RESULTS OF OPERATIONS
The following management's discussion and analysis provides information with respect to the results of operations for the three-month period (or "Fiscal Quarter") ended April 30, 1994 in comparison with the Fiscal Quarter ended May 1, 1993.

Net sales for the three-month period ended April 30, 1994 totaled
$34,767,000, a 17.8% increase over the total net sales for the comparable three-month period ended May 1, 1993. During the twelve-month period succeeding May 1, 1993, the Company opened six new stores, closing none, with the latest opening on April
29, 1994.  These stores accounted for net sales of approximately
$2,069,000 (39% of the total increase) in the current year Fiscal
Quarter, with the remaining increase in net sales attributable to comparable store sales, which increased approximately 11% during the three-month period ended April 30, 1994. The comparable stores sales increase is attributable to, (i) the improvement in general economic conditions in a number of the Company's markets; (ii) unseasonably warm weather, and (iii), the clearance of higher than normal fall and winter inventory. In addition, adverse weather conditions in the prior year's Fiscal Quarter ended May 1, 1993 contributed to generally poorer sales in that quarter.

Cost of sales for the three-month period ended April 30, 1994 was 60.7% of total net sales for the same period. Comparatively, cost of sales as a percentage of total net sales for the Fiscal
Quarter ended May 1, 1993 was 59.0%. This increase in cost of sales percentage in the current Fiscal Quarter is caused by the Company's continuing efforts to lower initial markon percentage in the everyday fair pricing strategy, but more importantly was affected by higher winter clearance markdowns, taken primarily in March, 1994. The Company believes its customers are best served by providing the lowest possible prices for quality merchandise and profitability will increase through volume. Management believes the markdowns taken in March 1994 corrected the Company's inventory position as merchandise inventories at April 30, 1994 were at planned levels.

Selling, general and administrative expenses, including depreciation and amortization, for the Fiscal Quarter ended April 30, 1994 were 32.8% of total net sales during the same period. This compared favorably to the same period in the prior year, when these expenses were 33.5% of total net sales, as the Company was successful in controlling expenses during a period of growth, thereby realizing the economies of scale. Depreciation and amortization expense for the three-month period ended April 30, 1994 was approximately $320,000 higher than in the prior year comparable period due to the opening of the six new stores, but this increase was offset by the slower expense growth in relation to net sales growth in the three-month period.

Interest expense for the three-month period ended April 30, 1994 was $998,000 compared to $999,000 for the three-month period ended May 1, 1993. These amounts are nearly equivalent as balances outstanding under the Credit Agreement and the prime rate during the current Fiscal Quarter are similar to those in the comparable prior year period.

As a result of the changes in operating components discussed above, the net income before taxes was $1,460,000 for the Fiscal
Quarter ended April 30, 1994 compared with $1,229,000 for the comparable period ended May 1, 1993.

The income tax expense for the three-month period ended
April 30, 1994 was $635,000 compared to $565,000 for the comparable period ended May 1, 1993. The effective income tax rate for the current Fiscal Quarter is 43.5% versus 45.9% in the comparable prior year period. The effective tax rate differs from the statutory rate primarily due to nondeductible amortization relating to certain acquisition related assets.

As a result of the changes discusses above, net income for the three-month period ended April 30, 1994 was $825,000 compared to net income of $664,000 for the three-month period ended May 1, 1993.

Liquidity and Capital Resources

For the Fiscal Quarter ended April 30, 1994, the cash flow provided by operating activities increased to $3,027,000 from $1,724,000 for the comparable period ended May 1, 1993. Net income of $825,000 was increased by noncash adjustments such as depreciation and amortization, and additionally by the net change in operating assets and liabilities. Net collections of accounts receivable were greater than the funding needed for the increase in merchandise inventories and certain cash bonuses accrued at January 29, 1994 and paid during the first Fiscal Quarter. The Company believes the cash flow generated from operating activities together with funds available under the Credit Agreement will be sufficient to fund the investing activities and the required payments under the Credit Agreement.

Anticipated business growth, both in terms of increased sales in existing stores and as a result of new store openings, will also require funding of additional working capital of which the Company must depend on internally generated funds and borrowings under the Credit Agreement as discussed below. The Company opened six new stores with an aggregate total of 169,000 gross square footage in the twelve-month period subsequent to May 1, 1993 and plans to open approximately 130,000 in new store square footage in the nine-month period ending January 28, 1995 with a combination of new store locations as well as the relocation of existing stores. Noncancellable operating leases have been signed to open three additional new store locations and relocate two existing store locations during the nine-month period ended January 28, 1995, accounting for approximately 100,000 in net new square footage. The Company currently plans to open a total of 150,000 in new store square footage in each of the fiscal years ending 1995, 1996 and 1997. The remaining locations for anticipated openings have not been specifically identified, and the availability of suitable locations is not certain. The Company, however, has signed a lease for one new store location in Marion, North Carolina due to open in the Spring of 1995. The prototypical Peebles store is approximately 30,000 to 35,000 square feet. Due to the buildup of inventory for Christmas, Easter, and back-to-school seasons, the Company also has seasonal working capital requirements.

In order to finance its operations and capital needs, including its debt service payments, the Company expects to use funds available to it under the Revolving Facility and internally generated funds. Under the Revolving Facility, the Company may borrow up to the lesser of (i) $76,000,000 less the aggregate amount outstanding under the Term Facility and the aggregate amount of outstanding letter of credit obligations or (ii) a borrowing base which is a percentage of eligible accounts receivable and inventory. As of April 30, 1994, approximately $44,100,000 was available under the Revolving Facility, of which approximately $29,400,000 was drawn as of such date. The Company has seasonal working capital requirements, which it anticipates financing with borrowings under the Revolving Facility. The borrowing base formula for the Revolving Facility is adjusted to accommodate seasonal working capital requirements. The Credit Agreement expires on February 1, 1996. The Company is currently discussing with its bank a proposed amendment to the Credit Agreeement which would extend the expiration date.

PART II

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

A meeting of the Company's shareholders was held on April 20, 1994. At the meeting, Michael F. Moorman, Wellford L. Sanders, Jr., William C. DeRusha and Malcolm S. McDonald were elected as directors to serve until their respective successors are duly
elected and qualified.    The directors were elected by an
affirmative vote of 2,135,008 shares. No shares were voted against the directors elected. Additionally, the appointment of Ernst & Young was ratified as the independent accountants of the Company. The appointment was ratified by an affirmative vote of 2,133,916 shares. No shares were voted against the appointment.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

a.    Exhibits

      None.

b.    Reports on Form 8-K

      None.


                           SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                          PEEBLES INC.

Date:   June 6, 1994       By    /s/       Michael F. Moorman
                           -----------------------------------
                                Michael F. Moorman
                                President and Chief Executive Officer
                                (Principal Executive Officer)

                           By    /s/       E. Randolph Lail
                           -----------------------------------
                                E. Randolph Lail
                                Chief Financial Officer, Senior Vice President-Finance, Treasurer and Secretary
                                (Principal Financial Officer)