Form 10-Q/A
period 1994-07-30
PEEBLES INC
filed 1994-12-06
CIK 804125

SECURITIES AND EXCHANGE COMMISSION
                   Washington, D.C.  20549

                  ________________________

                          FORM 10-Q


      Quarterly Report Pursuant to Section 15(d) of the
               Securities Exchange Act of 1934

             For the Quarter Ended July 30, 1994

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

As of July 30, 1994, 2,933,562 shares of Common Stock of
Peebles Inc. were outstanding.

ITEM 1.   FINANCIAL STATEMENTS

CONDENSED BALANCE SHEET
PEEBLES INC.
(dollars in thousands, except per share amounts)
                                               July 30, 1994    January 29, 1994  July 31, 1993
                                                (Unaudited)                        (Unaudited)
ASSETS
CURRENT ASSETS
 Cash                                                 $     78          $     99       $     67
 Accounts receivable, net                               24,615            28,386         22,896
 Merchandise Inventories                                42,896            41,652         41,669
 Prepaid expenses                                          566               246            557
 Other                                                     482               848          2,224
                                                      --------          --------       --------
         TOTAL CURRENT ASSETS                           68,637            71,231         67,413

PROPERTY AND EQUIPMENT, net                             26,322            24,903         22,483
BUILDINGS UNDER CAPITAL LEASES, net                      1,307             1,400          1,459
OTHER ASSETS
 Excess of cost over net assets acquired, net           37,957            38,800         39,633
 Other                                                   6,938             7,393          8,359
                                                      --------          --------       --------
                                                        44,895            46,193         47,992
                                                      --------          --------       --------
                 TOTAL ASSETS                         $141,161          $143,727       $139,347
                                                      ========          ========       ========


LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
 Accounts payable                                     $  7,006          $  7,306       $  8,831
 Accrued compensation and other expenses                 3,806             5,627          4,396
 Deferred income taxes                                   4,957             4,957          4,524
 Current maturities of long-term debt                    7,536             8,538          8,165
 Other                                                     426               455            188
                                                       -------           -------        -------
    TOTAL CURRENT LIABILITIES                           23,731            26,883         26,104

LONG-TERM DEBT                                          34,102            35,602         36,040
LONG-TERM CAPITAL LEASE OBLIGATIONS                      1,997             2,067          2,169
DEFERRED INCOME TAXES                                    4,481             4,481          4,360
COMMON STOCK WARRANTS                                      164               164            153
STOCKHOLDERS' EQUITY
Common stock--par value $.10 per share,
authorized 5,000,000 shares, issued and
  outstanding 2,933,562 shares                             293               293            293
Additional capital                                      64,174            64,174         64,174
Retained earnings:
Accumulated from February 1, 1992, subsequent
to a deficit elimination on that date                   12,219            10,063          6,054
                                                       -------           -------        -------
                                                        76,686            74,530         70,521
                                                       -------           -------        -------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY            $141,161          $143,727       $139,347
                                                      ========          ========       ========
See notes to condensed financial statements

CONDENSED STATEMENT OF OPERATIONS
PEEBLES INC.
(dollars in thousands, except per share amounts)

(Unaudited)

                                             Three-Month Period Ended     Six-Month Period Ended
                                              July 30,      July 31,       July 30,     July 31,
                                                1994          1993           1994         1993
NET SALES                                    $    36,782  $    33,423    $    71,549  $    62,933

COSTS AND EXPENSES
Cost of sales                                     21,461       19,944         42,552       37,363
Selling, general and administrative
  (includes depreciation and amortization
   of $1,767, $1,420, $3,505, and $2,840,
   respectively)                                  12,017       10,917         23,411       20,804
                                               ---------    ---------      ---------    ---------
                                                  33,478       30,861         65,963       58,167
                                               ---------    ---------      ---------    ---------
OPERATING INCOME                                   3,304        2,562          5,586        4,766

OTHER INCOME                                         161           36            337           60

INTEREST EXPENSE                                   1,110        1,036          2,108        2,035
                                               ---------    ---------      ---------    ---------
INCOME  BEFORE INCOME TAXES                        2,355        1,562          3,815        2,791
INCOME TAXES
Federal, state and deferred                        1,024          719          1,659        1,284
                                               ---------    ---------      ---------    ---------
NET INCOME                                   $     1,331   $      843     $    2,156   $    1,507
                                              ==========    =========      =========    =========
EARNINGS PER SHARE                           $       .45   $      .29     $      .73   $      .51
                                              ==========    =========      =========    =========
Average common stock and common stock
  equivalents outstanding                      2,940,048    2,936,567      2,940,048    2,932,891
                                              ==========    =========      =========    =========
See notes to condensed financial statements

  CONDENSED STATEMENT OF CASH FLOWS
  PEEBLES INC.
  (dollars in thousands)
  (Unaudited)
                                                               Six-Month Period Ended
                                                           July 30, 1994        July 31, 1993
   OPERATING ACTIVITIES
   Net Income                                                 $    2,156           $    1,507
   Adjustments to reconcile net income to net cash
   provided
   Provided by operating activities:
   Depreciation                                                    1,869                1,464
   Amortization                                                    1,860                1,593
   Changes in operating assets and liabilities:
   Accounts receivable                                             3,771                3,970
   Merchandise inventories                                        (1,244)              (4,675)
   Accounts payable                                                 (300)                (895)
   Other assets and liabilities                                   (2,028)               1,976
                                                                ---------            ---------
   NET CASH PROVIDED BY OPERATING ACTIVITIES                       6,084                4,940

   INVESTING ACTIVITIES
   Purchase of property and equipment                             (3,543)              (3,374)
   Other                                                             (60)                 108
                                                                ---------            ---------
   NET CASH USED IN INVESTING ACTIVITIES                          (1,707)              (3,266)

   FINANCING ACTIVITIES
   Proceeds from revolving line of credit and long-term debt      77,768               71,193
   Reduction in revolving line of credit and long-term debt      (80,270)             (72,893)
                                                                ---------            ---------
   NET CASH USED IN FINANCING ACTIVITIES                          (2,502)              (1,700)
                                                                ---------            ---------
   DECREASE IN CASH AND CASH EQUIVALENTS                             (21)                 (26)

   Cash and cash equivalents beginning of period                      99                   93
                                                                --------             --------
   CASH AND CASH EQUIVALENTS END OF PERIOD                     $      78            $      67
                                                                ========             ========
   See notes to condensed financial statements

NOTES TO CONDENSED FINANCIAL STATEMENTS
PEEBLES INC.
July 30, 1994

(dollars in thousands, except per share amounts)

NOTE A_BASIS OF PRESENTATION
The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal and recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period (or "Fiscal Quarter") and six-month period ended July 30, 1994 are not necessarily indicative of the results that may be expected for the fiscal year ended January 28, 1995, due to the seasonal nature of the business of Peebles Inc. ("Peebles" or the "Company"). For further information, refer to the financial statements and footnotes thereto included in Peebles' annual report on Form 10-K for the fiscal year ended January 29, 1994.

NOTE B_ACCOUNTS RECEIVABLE
Accounts receivable are shown net of $950, $950 and $1,100 representing the allowance for uncollectible accounts at July 30, 1994, January 29, 1994 and July 31, 1993, respectively.
As a service to its customers, the Company offers credit through the use of its own charge card, certain major credit cards and a layaway plan. The Peebles' customer is usually a local resident of the community, located in either Virginia, Maryland, North Carolina, South Carolina, Tennessee, Kentucky, Delaware or New Jersey, the states served by Peebles. The Company does not require collateral from its customers.

NOTE C_MERCHANDISE INVENTORIES
Merchandise inventories are accounted for by the retail inventory method applied on a LIFO basis. In connection with an acquisition of the Company in January, 1989, the recorded value of merchandise inventories was increased to fair value (the "Fair Value Adjustment"). The Fair Value Adjustment of $14,209 is included in the merchandise inventories at July 30, 1994, January 29, 1994 and July 31, 1993, respectively. Exclusive of the Fair Value Adjustment, current costs exceed the amounts recorded in inventory by $3,260, $3,020, and $2,176 at July 30, 1994, January 29, 1994 and July 31, 1993,
respectively.

NOTE D_LEASES
The Company leases substantially all of its store locations under capital and operating leases with initial terms ranging from 1 to 25 years and renewal options of 1 to 5 years
expiring at various dates through 2033.   During the six-month
period ended July 30, 1994, the Company opened one new store location in Luray, Virginia. Additionally, another new store location in Georgetown, South Carolina was opened on August 2, 1994, immediately succeeding the close of the Fiscal Quarter. During the six-month period ended July 30, 1994, four noncancellable operating leases were signed for store locations in Norfolk and Stafford, Virginia; Gettysburg, Pennsylvania; and Marion, North Carolina. The stores in Norfolk and Gettysburg are scheduled to open in the Fall of 1994. The stores in Marion and Stafford are expected to open in the Spring of 1995. The total aggregate annual base rent for these five new store locations is approximately $600, and the initial lease terms for these locations range between six and sixteen years.

NOTE E_STOCK OPTION PLAN
Under the 1993 Stock Option Plan, options for the purchase of up to 450,000 shares of Common Stock may be granted to key personnel at the discretion of the Board of Directors. On April 20, 1994, the Board of Directors granted to certain key employees of the Company 218,206 options to purchase one share of Common Stock at an exercise price of $23.75 per share, the estimated fair value of the common stock on the date of grant. These options vest ratably over a three-year period beginning April 19, 1995 and expire on April 19, 2004.

On April 30, 1994, i) a total of 450,000 options had been granted, all at an exercise price of $23.75 per share, the estimated fair value of the common stock on the dates of grant,
ii) 69,636 options had vested, and iii) no options had been exercised or canceled.

NOTE F_INCOME TAXES
Differences between the effective rate of income taxes and the statutory rate arise principally from the state income taxes and non-deductible amortization related to certain purchase accounting adjustments.

During the six-month period ended July 30, 1994, the Company received several refunds related to prior years' federal income tax. The interest income portion of these checks totaled approximately $240,000 and this amount has been included in other income.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

The following management's discussion and analysis provides information with respect to the results of operations for the three-month period and six-month period ended July 30, 1994 in comparison with the three-month period and six-month period ended July 31, 1993.

Net sales for the three-month period ended July 30, 1994 totaled $36,782,000, a 10.1% increase over the total net sales for the comparable three-month period ended July 31, 1993.
For the six-month period ended July 30, 1994, net sales were $71,549,000, up 13.7% from the $62,933,000 recorded in the six-
month period ended July 31, 1993. These increases are attributable to a combination of new store openings and strong comparable stores sales growth. During the twelve-month period succeeding July 31, 1993, the Company has opened a total of seven new stores and closed one store. The net sales at comparable stores showed increases of 3.5% and 7.0% for the three month period and six-month period ended July 30, 1994, respectively, in comparison to the prior year. For the Fiscal Quarter ended July 30, 1994, the general improvement in the economic condition of a number of the Company's markets offset disappointing sales in early May which were adversely affected by inclement weather. Comparable store sales for the Fiscal Quarter ended July 30, 1994 exclusive of May sales reflected an increase of 5.4%. During the six-month period ended July 30, 1994, the comparable stores sales increase is attributable to, (i) the aforementioned improvement in general economic conditions; (ii) unseasonably warm weather in the first Fiscal Quarter, and (iii), the clearance of higher than normal fall and winter inventory in the first Fiscal Quarter. Sales at new store locations during the six-month period and three-month period ended July 30, 1994 totaled $4,374,000 and $2,305,000, respectively. These sales represent 50.8% and 68.6% of the total sales increase for the six-month period and three-month period ended July 30, 1994, respectively.

Cost of sales for the second Fiscal Quarter was 58.3% of total net sales, comparing favorably to the 59.7% cost of sales represented to total net sales for the Fiscal Quarter ended July 31, 1993. For the six-month periods ended July 30, 1994 and July 31, 1993, cost of sales represented 59.5% and 59.4%, respectively. During the first Fiscal Quarter ended April 30, 1994, the cost of sales was affected by higher fall and winter clearance markdowns, taken primarily in March, 1994, to correct an overstocked inventory position. Subsequently, a combination of inventory control and the Company's continuing efforts to lower both initial markon percentage and promotional markdowns in the everyday fair pricing strategy resulted in the favorable percentages recorded. The Company believes its customers are best served by providing the lowest possible prices for quality merchandise every day, thereby reducing the emphasis on promotions and increasing profitability.

Selling, general and administrative expenses, including depreciation and amortization, for the three-month period and six-month period ended July 30, 1994 were 32.6% and 32.7% of total net sales for those periods, respectively. This compared favorably to the same periods in the prior year, where these expenses were 32.7% and 33.1% of total net sales, respectively. The Company was successful in controlling expenses during a period of overall growth, thereby realizing the economies of scale. Depreciation and amortization expense for the three-month period and six-month period ended July 30, 1994 showed increases of $456,000 and $888,000, respectively, over the comparable prior year periods due primarily to the new store openings, but this increase was offset by the slower expense growth in relation to net sales growth.

Interest expense for the three-month period ended July 30, 1994 was $1,110,000 compared to $1,036,000 for the three-month period ended July 31, 1993. This increase was primarily attributable to increases in the prime lending rate, which rose from 6.25% to 7.25% during the current year second Fiscal Quarter, which compares to 6% during the same period in the prior year. This increase was offset by a lower average balance under the Credit Facility due to the Company's increased liquidity resulting from greater profitability. For the six-month period ended July 30, 1994, interest expense of $2,108,000 was up slightly from the $2,035,000 recorded in the comparable period ended July 31, 1993. This increase is attributable to the second Fiscal Quarter factors described above.

As a result of the changes in operating components discussed above, the income before taxes was $2,355,000 for the Fiscal Quarter ended July 30, 1994 and $3,815,000 for the six-month period then ended. This compares favorable with the $1,562,000 and $2,791,000 recorded in the three-month period and six-month period ended July 31, 1993, respectively.

The income tax expense for the three-month period and six-month period ended July 30, 1994 was $1,024,000 and $1,659,000, respectively. In the prior years comparable periods, income tax expense was $719,000 and $1,284,000, respectively. The effective income tax rate for both the three-month period and six-month period ended July 30, 1994 is 43.5%. versus 46.0% in the comparable prior year periods. The effective tax rate differs from the statutory rate primarily due to nondeductible amortization relating to certain acquisition related assets.

As a result of the changes discussed above, net income for the three-month period ended July 30, 1994 was $1,331,000 compared to net income of $843,000 for the three-month period ended July 31, 1993. For the six-month periods ended July 30, 1994 and July 31, 1993, net income was $2,156,000 and $1,507,000, respectively. Earnings per share increased to $.45 and $.73 for the three-month period and six-month period ended July 30, 1994, representing a 55% and 43% increase over the comparable periods in the prior year, respectively.

Liquidity and Capital Resources

For the six-month period ended July 30, 1994, the cash flow provided by operating activities increased to $6,084,000 from $4,940,000 for the comparable period ended July 31, 1993. Net income in the current year of $2,156,000 was increased by noncash adjustments such as depreciation and amortization, and additionally by the net change in operating assets and liabilities. Net collections of accounts receivable were greater than the funding needed for the increase in merchandise inventories and certain cash bonuses accrued at January 29, 1994 and paid during the first Fiscal Quarter.
The Company believes the cash flow generated from operating activities together with funds available under the Credit Agreement will be sufficient to fund the investing activities and the required payments under the Credit Agreement.

Anticipated business growth, both in terms of increased sales in existing stores and as a result of new store openings, will also require funding of additional working capital for which the Company must depend on internally generated funds and borrowings under the Credit Agreement as discussed below. The Company opened six new stores with an aggregate total of 169,000 gross square feet in the twelve-month period subsequent to July 31, 1993, and has signed noncancellable operating leases for an additional 80,000 in new store square footage due to open in the six-month period ending January 28, 1995. One new store in Georgetown, South Carolina was opened August 2, 1994, immediately following the close of the second Fiscal Quarter. The Company currently plans to open a total of 150,000 in new store square footage in each of the fiscal years ending 1995, 1996 and 1997. The remaining locations for anticipated new store square footage, including 50,000 square feet originally planned for the current fiscal year, have not been specifically identified, and the availability of suitable locations is not certain. The Company has, however, signed leases for two new store locations scheduled to open in the Spring of 1995. The prototypical Peebles store is approximately 30,000 to 35,000 square feet. Due to the buildup of inventory for Christmas, Easter, and back-to-school seasons, the Company also has seasonal working capital requirements.

In order to finance its operations and capital needs, including its debt service payments, the Company expects to use funds available to it under the Revolving Facility and internally generated funds. Under the Revolving Facility, the Company may borrow up to the lesser of (i) $76,000,000 less the aggregate amount outstanding under the Term Facility and the aggregate amount of outstanding letter of credit obligations or (ii) a borrowing base which is a percentage of eligible accounts receivable and inventory. As of July 30, 1994, approximately $45,942,000 was available under the Revolving Facility, of which approximately $28,998,000 was drawn as of such date. The Company has seasonal working capital requirements, which it anticipates financing with borrowings under the Revolving Facility. The borrowing base formula for the Revolving Facility is adjusted to accommodate seasonal working capital requirements. The Credit Agreement expires on February 1, 1996. The Company is currently negotiating with its bank a proposed amendment to the Credit Agreement which would (i) extend the expiration date, (ii) reduce the interest rate, (iii) reduce the quarterly principal payments due under the Term Facility, (iv) increase the allowed amount of capital expenditures, and (v) increase the flexibility of certain of the financial covenants.

PART II

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      None.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

a.    Exhibits

      None.

b.    Reports on Form 8-K

      None.
                          SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                         PEEBLES INC.

Date:   September 8, 1994  By  /s/       Michael F. Moorman
                               ----------------------------
                               Michael F. Moorman
                               President and Chief Executive
                               Officer
                               (Principal Executive Officer)


                            By    /s/       E. Randolph Lail
                               ----------------------------
                               E. Randolph Lail
                               Chief Financial Officer, Senior
                               Vice  President-Finance,
                               Treasurer and Secretary
                               (Principal Financial Officer)