Form 10-Q/A
period 1994-10-29
PEEBLES INC
filed 1994-12-06
CIK 804125

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549

                            ________________________

                                    FORM 10-Q


                Quarterly Report Pursuant to Section 15(d) of the
                         Securities Exchange Act of 1934

                     For the Quarter Ended October 29, 1994

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

  As of October 29, 1994, 2,939,142 shares of Common Stock of Peebles Inc. were outstanding.

      ITEM 1.   FINANCIAL STATEMENTS

      CONDENSED BALANCE SHEET
       PEEBLES INC.
      (dollars in thousands, except per share amounts)
                                           October 29,      January 29,      October 30,
                                             1994              1994             1993
ASSETS                                    (Unaudited)                        (Unaudited)
CURRENT ASSETS
 Cash                                     $         73      $         99      $       76
 Accounts receivable, net                       26,144            28,386          24,872
 Merchandise Inventories                        51,885            41,652          51,286
 Prepaid expenses                                  461               246             517
 Other                                             336               848             811
                                          ------------      ------------      ----------
        TOTAL CURRENT ASSETS                    78,899            71,231          77,562

PROPERTY AND EQUIPMENT, net                     27,343            24,903          24,592
BUILDINGS UNDER CAPITAL LEASES, net              1,260             1,400           1,395
OTHER ASSETS
 Excess of cost over net assets
    acquired, net                               37,536            38,800          39,211
 Other                                           6,710             7,393           8,132
                                          ------------      ------------      ----------
                                                44,246            46,193          47,343
                                          ------------      ------------      ----------
                                          $    151,748      $    143,727      $  150,892
                                          ============      ============      ==========


LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
 Accounts payable                                  $12,691   $      7,306    $    12,670
 Accrued compensation and other expenses             4,480          5,627          5,299
 Deferred income taxes                               4,957          4,957          4,524
 Current maturities of long-term debt               11,554          8,538         14,881
 Other                                                  41            455            188
                                               -----------    -----------    -----------
        TOTAL CURRENT LIABILITIES                   33,723         26,883         37,562
LONG-TERM DEBT                                      33,502         35,602         35,290
LONG-TERM CAPITAL LEASE OBLIGATIONS                  1,962          2,067          2,134
DEFERRED INCOME TAXES                                4,481          4,481          4,360
COMMON STOCK WARRANTS                                   23            164            153
STOCKHOLDERS' EQUITY
Common stock--par value $.10 per share,
authorized 5,000,000 shares;2,939,142,
2,933,562, and 2,933,562 shares
 issued and outstanding                                294            293            293
Additional capital                                  64,306         64,174         64,174
Retained earnings:
Accumulated from February 1, 1992,
subsequent to a deficit
elimination on that date                            13,457         10,063          6,926
                                               -----------    -----------    -----------
                                                    78,057         74,530         71,393
                                               -----------    -----------    -----------
                                                $  151,748    $   143,727    $   150,892
                                               ===========    ===========    ===========

See notes to condensed financial statements.


  CONDENSED STATEMENT OF INCOME
  PEEBLES INC.
  (dollars in thousands, except per share amounts)
  (Unaudited)
                                        Three-Month Period Ended       Nine-Month Period Ended
                                       October 29,    October 30,     October 29,   October 30,
                                          1994           1993            1994          1993
   NET SALES                           $      41,025   $    37,277    $    112,574   $   100,210

   COSTS AND EXPENSES
   Cost of sales                              24,843        22,673          67,395        60,036
   Selling, general and
   administrative                             11,157        10,585          31,058        28,549
   Depreciation and amortization               1,768         1,459           5,278         4,299
                                        ------------    ----------     -----------    ----------
                                              37,768        34,717         103,731        92,884
                                        ------------    ----------     -----------    ----------
   OPERATING INCOME                            3,257         2,560           8,843         7,326

   OTHER INCOME                                   58           119             395           179
   INTEREST EXPENSE                            1,139         1,065           3,247         3,100
                                        ------------    ----------     -----------    ----------
   INCOME  BEFORE INCOME TAXES                 2,176         1,614           5,991         4,405
   INCOME TAXES
   Federal, state and deferred                   946           742           2,605         2,026
                                        ------------    ----------     -----------    ----------
   NET INCOME                          $       1,230   $       872    $      3,386   $     2,379
                                        ============    ==========     ===========    ==========
   EARNINGS PER SHARE                  $         .42   $       .30    $       1.15   $       .81
                                        ============    ==========     ===========    ==========
   Average common stock and common
   stock equivalentsoutstanding            2,940,048     2,946,315       2,940,048     2,938,277
                                        ============    ==========     ===========    ==========

See notes to condensed financial statements.

   CONDENSED STATEMENT OF CASH FLOWS
    PEEBLES INC.
   (dollars in thousands)
   (Unaudited)
                                                                  Nine-Month Period Ended
                                                             October 29,           October 30,
                                                                1994                   1993
    OPERATING ACTIVITIES
    Net Income                                                 $      3,386        $      2,379
    Adjustments to reconcile net income to net cash
      provided by operating activities:
        Depreciation                                                  2,826               2,235
        Amortization                                                  2,778               2,390
        Changes in operating assets and liabilities:
           Accounts receivable                                        2,242               1,994
           Merchandise inventories                                  (10,233)            (14,292)
           Accounts payable                                           5,385               2,944
           Current maturities of long-term debt                       3,016              10,093
           Other assets and liabilities                              (1,488)                942
                                                                -----------         -----------
    NET CASH PROVIDED BY OPERATING ACTIVITIES                         7,912               8,685

    INVESTING ACTIVITIES
       Purchase of property and equipment                            (5,663)             (6,322)
       Other                                                           (276)                 65
                                                                -----------         -----------
    NET CASH USED IN INVESTING ACTIVITIES                            (5,939)             (6,257)

    FINANCING ACTIVITIES
    Proceeds from revolving line of credit and long-
    term debt                                                       119,023             109,254
    Reduction in revolving line of credit and long-                (121,022)           (111,699)
    term debt                                                   -----------           ---------
    NET CASH USED IN FINANCING ACTIVITIES                            (1,999)             (2,445)
                                                                -----------           ---------
    DECREASE IN CASH AND CASH EQUIVALENTS                               (26)                (17)

    Cash and cash equivalents beginning of period                        99                  93
                                                                -----------           ---------
    CASH AND CASH EQUIVALENTS END OF PERIOD                     $        73           $      76
                                                                ===========           =========

  See notes to condensed financial statements.

   CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
   PEEBLES INC.
   (dollars in thousands)
   (Unaudited)

                                               Common Stock
                                                         Par      Additional         Retained
                                             Shares     Value       Capital          Earnings
    Balance January 30, 1993                2,913,562  $  291      $   63,699     $     4,547

    Common stock issued in connection
    with the Equity Incentive Plan             20,000       2             475             ---

    Net income                                    ---     ---             ---           2,379
                                           ----------  ------      ----------
    Balance October 30, 1993                2,933,562  $  293      $   64,174     $     6,926
                                           ==========  ======      ==========     ===========


                                               Common Stock
                                                          Par     Additional        Retained
                                             Shares      Value      Capital         Earnings

    Balance January 29, 1994                2,933,562  $  293       $   64,174     $   10,063

    Common stock issued in connection
    with common stock warrant
      redemption                                5,580       1              132              8
    Net income                                    ---      ---             ---          3,386
                                           ----------  ------       ----------     ----------
    Balance October 29, 1994                2,939,142  $  294       $   64,306     $   13,457
                                           ==========  ======       ==========     ===========

See notes to condensed financial statements.


NOTES TO CONDENSED FINANCIAL STATEMENTS
PEEBLES INC.
October 29, 1994

(dollars in thousands, except per share amounts)


NOTE A_BASIS OF PRESENTATION
The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with instructions to Form 10-Q and Article 10 of Regulation S-X.
Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal and recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period (or "Fiscal Quarter") and nine-month period ended October 29, 1994 are not necessarily indicative of the results that may be expected for the fiscal year ended January 28, 1995, due to the seasonal nature of the business of Peebles Inc. ("Peebles" or the "Company"). For further information, refer to the financial statements and footnotes thereto included in Peebles' annual report on Form 10-K for the fiscal year ended January 29, 1994.

NOTE B_ACCOUNTS RECEIVABLE
Accounts receivable are shown net of $950, $950 and $1,100 representing the allowance for uncollectible accounts at October 29, 1994, January 29, 1994 and October 30, 1993, respectively. As a service to its customers, the Company offers credit through the use of its own charge card, certain major credit cards and a layaway plan. The Peebles' customer is usually a local resident of the community, located in either Virginia, Maryland, North Carolina, South Carolina, Tennessee, Kentucky, Delaware or New Jersey, the states served by Peebles. The Company does not require collateral from its customers.

NOTE C_MERCHANDISE INVENTORIES
Merchandise inventories are accounted for by the retail inventory method applied on a LIFO basis. In connection with an acquisition of the Company in January, 1989, the recorded value of merchandise inventories was increased to fair value (the "Fair Value Adjustment"). The Fair Value Adjustment of $14,209 is included in the merchandise inventories at October 29, 1994, January 29, 1994 and October 30, 1993, respectively. Exclusive of the Fair Value Adjustment, current costs exceed the amounts recorded in inventory by $3,345, $3,020, and $2,393 at October 29, 1994, January 29, 1994 and October 30, 1993, respectively.


NOTE D_LONG-TERM DEBT
On September 30, 1994, the Company and its bank signed Amendment No. 2 to Second Amended and Restated Credit Agreement (the "Amendment"). The Amendment (i) extended the maturity date of the Credit Agreement, including both the Revolving Facility and the Term Facility, to February 1, 1997; (ii) reduced the interest rate to Prime plus 1%, unless specific operating criteria are met quarterly, which will reduce the interest rate to Prime plus 3/4%; (iii) reduced the quarterly principal payments due under the Term Facility to $500; (iv) increased the allowable amount of annual capital expenditures; and (v) increased the flexibility of certain of the financial covenants. All other significant provisions of the Credit Agreement remain in effect.

NOTE D_LEASES
The Company leases substantially all of its store locations under capital and operating leases with initial terms ranging from 1 to 25 years and renewal options of 1 to 5 years expiring at various dates through 2033. During the nine-month period ended October 29,1994, the Company opened two new store locations during the third Fiscal Quarter in Georgetown, South Carolina and Norfolk, Virginia and one new store during the first Fiscal Quarter in Luray, Virginia. During the nine-month period ended October 29, 1994, noncancellable operating leases for four future store openings were signed for store locations in Gettysburg, Pennsylvania; Geneva, New York; Stafford, Virginia; and Marion, North Carolina. The stores in Gettysburg and Geneva will open in November 1994. The stores in Marion and Stafford are expected to open in the Spring of 1995. The total aggregate annual base rent for these six new store locations is approximately $650, and the initial lease terms for these locations range between four and sixteen years.

NOTE E_COMMON STOCK
Under the 1993 Stock Option Plan, options for the purchase of up to 450,000 shares of Common Stock may be granted to key personnel at the discretion of the Board of Directors. On April 20, 1994, the Board of Directors granted to certain key employees of the Company 218,206 options to purchase one share of Common Stock at an exercise price of $23.75 per share, the estimated fair value of the common stock on the date of grant. These options vest ratably over a three-year period beginning April 19, 1995 and expire on April 19, 2004.

On October 29, 1994, i) a total of 450,000 options had been granted, all at an exercise price of $23.75 per share, the estimated fair value of the common stock on the dates of grant,
ii) 69,636 options had vested, and iii) no options had been exercised or canceled.

During the third Fiscal Quarter 5,580 Warrants were redeemed at an exercise price of $0.00 for 5,580 shares of Common Stock. The
Warrants became exercisable any time on or after July 15, 1994, and the exercise period extends to July 15, 1999.

NOTE F_INCOME TAXES
Differences  between the effective rate of income taxes  and  the statutory rate arise principally from the state income taxes  and
non-deductible   amortization   related   to   certain   purchase
accounting adjustments.

During the nine-month period ended October 29, 1994, the Company received several refunds related to prior years' federal income tax. The interest income portion of these checks totaled approximately $240,000 and this amount has been included in other income.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
     CONDITION AND RESULTS OF OPERATIONS
(dollars in thousands, except per share amounts)

The following management's discussion and analysis provides information with respect to the results of operations for the three-month period and nine-month period ended October 29, 1994 in comparison with the three-month period and nine-month period ended October 30, 1993.

Net sales for the three-month period ended October 29, 1994 totaled $41,025, a 10.1% increase over the total net sales for the comparable three-month period ended October 30, 1993. For the nine-month period ended October 29, 1994, net sales were $112,574, up 12.3% from the $100,210 recorded in the nine-month period ended October 30, 1993. These increases are attributable to a combination of new store openings and strong comparable stores sales growth. During the twelve-month period succeeding October 30, 1993, the Company has opened a total of seven new stores and closed one store. Additionally, two stores which were opened for less than 45 days at October 30, 1993, have been in operation for the entire nine-month period ended October 29, 1994. Comparable stores total net sales of $37,935 and $104,555 for the three-month period and nine-month period ended October 29, 1994, respectively, represented increases of 4.6% and 6.0% over the comparable prior year periods. The comparable stores sales increase is primarily attributable to improvement in the general economic conditions of a number of the markets in which the Company operates.

Cost of sales in the current year, measured as a percentage of sales, has remained stable in comparing both the three-month periods and the nine-month periods ended October 29, 1994 and October 30, 1993, respectively. Cost of sales as a percentage of total net sales was 60.6% and 59.9% for the three-month period and nine-month period ended October 29, 1994, compared to 60.8% and 59.9% for the same periods in the prior year.

Selling, general and administrative expenses, exclusive of depreciation and amortization, for the three-month period and nine-month period ended October 29, 1994 were 27.1% and 28.3% of total net sales for those periods, respectively. This compared favorably to the same periods in the prior year, where these expenses were 27.6% and 28.5% of total net sales, respectively. The Company has been successful in controlling expenses during a period of overall growth, thereby realizing the economies of scale. Depreciation and amortization expense for the three-month period and nine-month period ended October 29, 1994 showed increases of $309, and $979, respectively, over the comparable prior year periods due primarily to the new store openings.

Interest expense for the three-month period ended October 29, 1994 was $1,139 compared to $1,065 for the three-month period ended October 30, 1993. For the nine month period ended October 29, 1994, interest expense was $3,247, up from $3,100 during the comparable period ended October 30, 1993. The general increase in interest expense is primarily attributable to increases in the prime lending rate, offset by a lower average balance under the Credit Facility due to the Company's increased liquidity resulting from greater profitability.

As a result of the changes in operating components discussed above, the income before taxes was $2,176 for the Fiscal Quarter ended October 29, 1994 and $5,991 for the nine-month period then ended. This compares favorably with the $1,614 and $4,405 recorded in the three-month period and nine-month period ended October 30, 1993, respectively.

The income taxes for the three-month period and nine-month period ended October 29, 1994 were $946 and $2,605, respectively. In the prior year comparable periods, income taxes were $742 and $2,026, respectively. The effective income tax rate for both the three-month period and nine-month period ended October 29, 1994 is 43.5% versus 46.0% in the comparable prior year periods. The effective tax rate differs from the statutory rate primarily due to nondeductible amortization relating to certain acquisition related assets.

As a result of the changes discussed above, net income for the three-month period ended October 29, 1994 was $1,230 compared to net income of $872 for the three-month period ended October 30, 1993. For the nine-month periods ended October 29, 1994 and October 30, 1993, net income was $3,386 and $2,379, respectively. Earnings per share increased to $.42 and $1.15 for the three-month period and nine-month period ended October 29, 1994, representing a 40% and 42% increase over the comparable periods in the prior year, respectively.

Liquidity and Capital Resources

For the nine-month period ended October 29, 1994, the cash flow provided by operating activities decreased to $7,912 from $8,685 for the comparable period ended October 30, 1993. Net income in the current year of $3,386 was increased by noncash adjustments such as depreciation and amortization, and additionally, by the net change in operating assets and liabilities. Operations during the nine-month period ended October 29, 1994 provided greater liquidity than the nine-month period ended October 30, 1993. Exclusive of the increase in current maturities of long-term debt, operating activities for the nine-month period ended October 29, 1994 provided net cash of $4,896, comparing favorably to the $1,408 use of cash recorded for the comparable prior year period. The Company believes the cash flow generated from operating activities together with funds available under the Credit Agreement will be sufficient to fund the investing activities and the required payments under the Credit Agreement.

Anticipated business growth, both in terms of increased sales in existing stores and as a result of new store openings, will also require funding of additional working capital for which the Company must depend on internally generated funds and borrowings under the Credit Agreement as discussed below. During the nine-month period ended October 29, 1994, the Company opened three new stores with an aggregate total of 71,500 gross square feet and has signed noncancellable operating leases for an additional 80,000 in new store square footage due to open in November of
1994. These November openings will meet the Company's plan of 150,000 in new store square footage in fiscal 1994. The Company's present plans are to open 150,000 in new store square footage in each of the fiscal years ending 1996 and 1997. In general, future locations for anticipated new store square footage have not been specifically identified, and the availability of suitable locations is not certain. The Company has, however, signed leases for two new store locations scheduled to open in the Spring of 1995. Because the Peebles store is sized to fit the needs of the community, square footage can be as small as 10,000 square feet or as large as 50,000 square feet, with the majority of stores between 20,000 and 40,000 square feet. Due to the buildup of inventory for Christmas, Easter, and back-to-school seasons, the Company also has seasonal working capital requirements.

In order to finance its operations and capital needs, including its debt service payments, the Company expects to use funds available  to  it  under  the Revolving Facility  and  internally generated funds. Under the Revolving Facility, the Company may borrow up to the lesser of (i) $76,000 less the aggregate amount outstanding under the Term Facility and the aggregate amount of outstanding letter of credit obligations or (ii) a borrowing base which is a percentage of eligible accounts receivable and inventory. As of October 29, 1994, approximately $53,221 was available under the Revolving Facility, of which approximately $33,016 was drawn as of such date. The Company has seasonal working capital requirements, which it anticipates financing with borrowings under the Revolving Facility. The borrowing base formula for the Revolving Facility is adjusted to accommodate seasonal working capital requirements. On September 30, 1994, the Company and its bank signed Amendment No. 2 to Second Amended and Restated Credit Agreement (the "Amendment"). The Amendment (i) extended the maturity date of the Credit Agreement, including both the Revolving Facility and the Term Facility, to February 1, 1997; (ii) reduced the interest rate to Prime plus 1%, unless specific operating criteria are met quarterly, which will reduce the interest rate to Prime plus 3/4%; (iii) reduced the quarterly principal payments due under the Term Facility to $500; (iv) increased the allowable amount of annual capital expenditures; and (v) increased the flexibility of certain of the financial covenants. All other significant provisions of the Credit Agreement remain in effect.


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

                          PEEBLES INC.

Date:   November 28, 1994    By  /s/    Michael F. Moorman
                               ----------------------------
                                        Michael F. Moorman
                                        President and Chief Executive
                                        Officer (Principal
                                        Executive Officer)

                             By  /s/    E. Randolph Lail
                               -------------------------
                                        E. Randolph Lail
                                        Chief Financial Officer,
                                        Senior Vice President-
                                        Finance, Treasurer and
                                        Secretary (Principal
                                        Financial Officer)