Form 10-K405
period 1995-01-28
PEEBLES INC
filed 1995-04-28
CIK 804125

SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C.  20549
                            _____________________

                                 FORM 10-K

            ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                      SECURITIES EXCHANGE ACT OF 1934

                 For the fiscal year ended January 28, 1995

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

     Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     State the aggregate market value of the voting stock held by non-affiliates of the registrant $12,365,675 (determined by including all shares of Peebles common stock owned by persons, (1) who hold less than 10% of the outstanding shares of common stock and (2) are not an executive officer of the registrant. Aggregate value is based upon the estimated fair value of common stock as of January 28, 1995.)

     As of April 4, 1995, 2,942,690 shares of common stock of Peebles Inc. were outstanding.

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

                              PART I


ITEM 1.  BUSINESS.

GENERAL

     Peebles operates 58 specialty department stores offering merchandise for the entire family and selected decorative home accessories. Founded in 1891, the Company operates primarily in smaller communities in ten southeastern and mid-Atlantic states. Peebles positions itself as the leading fashion retailer in these communities, which typically do not have a traditional mall-based department store, and locates its stores in the primary shopping destinations in its markets. Peebles offers its customers consistent value by providing a broad assortment of moderately priced national brands supplemented with quality private label merchandise. Peebles' attractive stores and visual presentation, advertising and promotional programs further reinforce its image as the market's fashion leader.

     References to 1990, 1991, 1992, 1993 and 1994 relate to the fiscal years of the Company ending February 2, 1991, February 1, 1992, January 30, 1993, January 29, 1994 and January 28, 1995, respectively. Each of these fiscal years includes 52 weeks.

OPERATING STRATEGY

     The following are key elements to Peebles operating strategy:

     FOCUS ON SMALL MARKETS. Peebles locates its stores in smaller communities that typically do not have a traditional mall-based department store, thereby limiting competition and allowing Peebles to be the leading fashion retailer in these communities. The Company believes its ability to successfully operate in markets with as few as 5,000 households is an important competitive advantage over large department stores, which generally cannot profitably operate in such markets. Peebles has operated in small communities for over 100 years and understands its markets and customers.

     OPERATE SMALL STORES WITH LOWER COST STRUCTURE. Peebles, with its focus on small communities, operates stores that are significantly smaller than the traditional full-line department store. Peebles' stores average 32,000 square feet and vary in size from 8,000 to 65,000 square feet. The Company operates profitably despite its smaller stores and lower sales per square foot compared with other department store companies due to its high gross margins, emphasis on cost control and centralized operations.

     DELIVER FASHION TO SMALL COMMUNITIES. Peebles strives to provide its customers with a shopping experience similar to that found in a traditional mall-based department store, although with fewer merchandise categories. The Company emphasizes a broad selection of moderately-priced national brands and private label merchandise, which generally is not available through other retailers in the market. Peebles' attractive stores and visual presentation, advertising and promotional programs further reinforce its image as the market's fashion leader.

     OFFER VALUE TO CUSTOMERS. Peebles emphasizes value pricing and is less promotional than traditional department stores. It is the Company's strategy to use lower initial mark-ons and promote less, thereby maintaining a high level of credibility with its customers. Peebles' commitment to providing value to its customers is integral to creating repeat customers, a critical ingredient for success in smaller markets.

     CENTRALIZE OPERATIONS, BUT TAILOR MERCHANDISE LOCALLY. Peebles believes that centralized decision-making, controls and support functions are critical to its cost-efficient operations and enable the Company's store personnel to maximize the time devoted to selling. In contrast, Peebles employs a decentralized approach in merchandising its individual stores. The merchandise mix is tailored to individual stores to cater to local tastes and preferences based on customer and sales associate feedback and sales trends. Buyers and store associates work together to optimize the use of Peebles' smaller selling spaces to meet customer demand and maximize sales.

     ADAPT TO LOCAL REAL ESTATE OPPORTUNITIES. Smaller stores and a flexible store format give the Company the ability to locate in a variety of new or existing sites. As a result, Peebles' growth is not dependent upon the development of new malls. Peebles attempts to position its stores in the primary shopping destination in its markets, which are typically strip shopping centers co-anchored by leading discount, grocery and drug retailers. The Company also operates successfully in enclosed malls and downtown locations.

EXPANSION STRATEGY

     The Company has expanded by opening new stores, acquiring and converting stores and groups of stores, and remodeling or relocating existing stores. The Company anticipates expanding its operations through the following:

     OPENING NEW STORES. The Company intends to open eight new stores in 1995 and nine new stores in 1996. As of April 4, 1995 the Company has signed seven leases for stores scheduled to open in 1995, representing approximately 164,000 in total square footage. The Company's new stores will be located in existing and contiguous markets where it can realize distribution efficiencies and where the Peebles concept and merchandise mix will correspond to local demographics. The Company explores a wider range of real estate options than retailers which rely only on new shopping center development, and actively considers space vacated by other retailers.

     REMODELING AND RELOCATING STORES. In addition to new store growth, the Company has an ongoing remodeling program, both upgrading existing stores and reallocating selling space to provide its customers a pleasant, fashion-oriented shopping environment for the merchandise mix for that market. Since January 30, 1993, the Company has remodeled nine stores and plans to remodel two stores in 1995. The Company also expects to relocate selected stores to the desired shopping destination in that market.

     ACQUISITIONS. The Company believes that from time to time opportunities may arise for the acquisition of individual stores or groups of stores. In 1993, the Company acquired one store and in 1988, the Company acquired ten stores in Kentucky and Tennessee, adding to its then existing base of 38 stores. The Company is continually evaluating acquisitions of both individual stores and groups of stores.

PEEBLES STORES

     Peebles stores are designed and managed to create an appealing shopping experience, foster customer convenience and maximize operating efficiency. The Company's stores range in size from 8,000 to 65,000 square feet and average 32,000 square feet, which is significantly smaller than the traditional full-line department store. The Company does not have a standard store format and instead adapts its stores to existing real estate opportunities. The Company's stores feature a bright, modern and accessible layout with an emphasis on the visual presentation of merchandise. The store layout is designed to draw the customer through the store, creating opportunities for cross-selling.

     The Company targets communities with between 10,000 and 25,000 households. According to Company estimates, as of January 28, 1995, approximately 60% of the Company's stores are located in towns with fewer than 20,000 households. Peebles can operate profitably in a community with as few as 5,000 households. The Company enters larger markets and suburban areas with 25,000 to 40,000 households where the customer base and competitive factors exhibit characteristics similar to markets where the Company's operating strategy has proven successful. The Company prefers to locate its stores in strip shopping centers and enclosed malls where other anchors such as a leading grocery, discount and drug retailers will create a destination shopping location. Of the 58 stores currently in operation, 35 are located in strip shopping centers, 18 in enclosed malls and five in downtown locations.

MERCHANDISING

     The Company's merchandise, approximately 80% of which is apparel, is targeted to middle income customers shopping for their families and homes. The Company has fewer departments than a traditional full-line department store, but strives to carry a wide assortment of merchandise within its targeted categories in order to appeal to a broad range of customers. To position itself as the primary fashion retailer in the community with merchandise not found elsewhere in the market, the Company emphasizes moderately-priced national brands, supplemented by a limited selection of prestige brand names and a selection of quality private label merchandise. Peebles merchandise is fashion responsive rather than fashion forward, limiting the Company's inventory exposure. The Company's stores carry apparel for the entire family, accessories and cosmetics, and decorative home accessories.

     Management believes that brand name merchandise is a significant attraction to its customers and intends to continue emphasizing such merchandise in its stores. For example, the Company carries nationally branded cosmetics in as many of its stores as possible because Peebles is typically the only retailer in the community where consumers can purchase that merchandise. While the gross margins on cosmetics are typically lower than the Company's average gross margin, the availability of this merchandise generates store traffic which facilitates the sale of higher margin merchandise.

     In 1994, a majority of the merchandise sold by the Company was nationally branded merchandise. Key brands featured by the Company include:

  Ladies   . . . . .   Liz Claiborne,  Etienne Aigner, Alfred Dunner,
                       Jones Apparel, Koret, Monet, Napier, Aris,
                       Playtex, Forecaster, Byer of California, Vanity
                       Fair, Judy Bond, Norton McNaughton, Fritzi of
                       California

  Men's  . . . . . .   Levi, Jantzen, Haggar, Arrow, Van Heusen,
                       Champion, Swank

  Young Men's and
   Juniors . . . . .   Bugle Boy, Guess, Esprit, B.U.M. Equipment, Union Bay,
                       Lee, Rampage, Bongo, Zeppelin, Duck Head

  Children's . . . .   Oshkosh B'Gosh, HealthTex, Buster Brown, Baby
                       Togs, William Carter

  Shoes  . . . . . .   Nike, Reebok, Brown Shoe, Keds, Fila, LA Gear,
                       Nunn Bush

  Home . . . . . . .   Fieldcrest, Springs, Arch, World Bazaars,
                       Mikasa, Crystal Dean

  Cosmetics. . . . .   Estee Lauder, Elizabeth Arden, Fashion Fair,
                       Calvin Klein, Parfums International

     As a complement to its national brand merchandise, the Company offers private label merchandise in selected departments to give its customers a wider range of products. Management believes that its private label merchandise provides value to the Peebles customer by offering a quality merchandise alternative at prices lower than national brands. In addition, private label merchandise often has higher gross margins than brand name merchandise and allows the Company to avoid direct price competition.

     In order to efficiently utilize its smaller selling space, Peebles tailors the merchandise selection at individual stores. The Company utilizes its knowledge of its markets and customers developed over 104 years along with input from the store managers and sales associates to allocate merchandise to the stores. The Company also maintains an inventory tracking system which provides daily information as to sales and inventory levels by store, department, vendor, class, style, size and color. Based on this information, the Company analyzes market trends, identifies fast or slow moving merchandise and makes reordering and pricing decisions on a daily basis.

     Peebles emphasizes value pricing and is less promotional than the traditional department store. It is the Company's pricing strategy to use lower initial mark-ons and promote less, thereby maintaining a high level of credibility with its customers. Peebles' commitment to providing value to its customers is integral to creating repeat customers, a critical ingredient for success in smaller markets. Peebles utilizes its "Our Price" program with approximately 30% of the Company's merchandise. With this program, the Company has even lower initial mark-ons on certain national brand name products which are considered to be less fashion sensitive such as jeans, socks and underwear. Products in this program are marketed through special point of sale displays and are featured in the Company's advertising.

ADVERTISING AND PROMOTION

     The Company's advertising and promotion strategy is designed to support its marketing goals of providing quality merchandise at value-oriented prices and reinforces the Company's image as the leading fashion retailer in its markets. Peebles utilizes a direct mail program, which in part employs information obtained from its charge card program to target mailings to its charge card holders. The Company emphasizes newspaper advertising and mailers rather than television and radio, due to the size and nature of the markets served. Peebles uses both black and white advertisements and full color mailers to highlight promotional items and events as well as products in its "Our Price" program.

     In addition, the Company's advertising and promotional staff organizes special events at the stores and arranges for all Grand Opening and Grand Reopening events. In 1995, the Company became an associate sponsor of a racing team in the NASCAR Busch Grand National stock car racing series, which the Company believes will increase its exposure in both existing and potential markets.

     The Company's net advertising expenses in 1992, 1993 and 1994 were 2.5%, 2.7% and 2.5% of net sales, respectively, which the Company believes is lower than traditional department stores due to emphasis on an everyday fair price policy and a less promotional strategy.

PURCHASING AND DISTRIBUTION

     The Company employs 22 buyers and seven merchandise managers who are responsible for most merchandising decisions including purchasing, pricing, sales promotions, inventory allocations and markdowns. While these decisions are made centrally, the Company endeavors to refine its merchandise assortment to appeal to the customers in each market. Peebles' buying staff has developed specific knowledge with regard to purchasing,
inventory and promotions for the Company's smaller sized stores.   The
merchandising group participates in an incentive plan based on gross margin dollars generated and inventory turnover.

     The Company places special emphasis on maintaining all merchandise in stock, particularly advertised and basic merchandise, to build and maintain credibility with its customers. By monitoring unit sale information by store, buyers are able to quickly determine the styles, colors and sizes of merchandise to be reordered and distributed to individual stores.

     The Company purchases its merchandise from approximately 1,275 suppliers and is not dependent on any single source of supply. The Company is a member of Frederick Atkins, Inc., an international cooperative buying service. This cooperative offers members merchandise purchasing opportunities, which the Company has taken advantage of particularly in connection with its imported private label merchandise. During 1992, 1993, and 1994, Frederick Atkins, Inc. was the Company's largest supplier, accounting for retail purchases totaling approximately 17.4%, 17.0% and 17.7%, respectively. The Company believes it has a good relationship with Frederick Atkins, Inc. and is not aware of a situation in which Frederick Atkins, Inc. would not continue to supply the Company. In the event such a situation arose, the Company believes that it could avoid significant disruptions in its purchasing process or significant changes to its merchandise mix through the use of other resources.

     Virtually all merchandise is shipped directly from vendors to the Company's distribution center where it is inspected, sorted, marked, ticketed, packed and held in bins for each individual store. The Company does not warehouse merchandise and has a goal of processing goods through the distribution center in three days. Merchandise is shipped to each store an average of twice a week on Company-owned trucks.

     The Company's distribution center is located on 31 acres in South Hill, Virginia, adjacent to the Company's headquarters and close to major interstates. In 1992, the Company renovated and expanded the distribution center from 85,000 square feet to its current 117,000 square feet and further automated its distribution process, including an extensive network of conveyors and recycling equipment. The distribution center currently operates one eight hour shift daily. In 1996, the Company plans to add an additional 30,000 square feet to the distribution center. Management believes the cost of this expansion will be approximately $2.5 million and that, with such expansion, the distribution center can service 110 stores.

STORE OPERATIONS

     The Company has structured its store operations to maintain what management believes are key operating advantages including a thorough knowledge of its customer base, the ability to share information between the stores, and cost efficient operations through centralized decision making.

     Peebles performs as many functions as possible at the corporate level so that store level management and sales associates can spend most of their time with customers. Non-sales store personnel are kept to a minimum due to control functions performed at the corporate offices, including sales associate scheduling, customer credit and marking merchandise. All stores utilize a minimum 85% of their total payroll hours in a selling capacity.

     Peebles encourages the participation of all store level management and sales associates in decision making, and management regularly solicits input and suggestions from its employees who are closest to the customer. In addition to its management information systems, Peebles stays in close contact with store operations through its eight regional managers. Each store manager reports to a regional manager, who also manages a store. Regional managers visit their stores at least once a month to review merchandise presentation, personnel training and performance, enforcement of the Company's security procedures and adherence to Company operating procedures. The regional managers meet quarterly to share information.

     The Company conducts a management training program, which coordinates instruction at the Company's corporate headquarters facility with on-the-job experience. The Company stresses promotion from within, and substantially all of the current store managers have been selected in this manner. Approximately 45% of the store managers have been with the Company ten or more years.

     Most stores typically employ several assistant managers and approximately 30 sales associates, a number of whom are part-time. All Peebles' store personnel, including assistant store managers and sales associates, participate in incentive plans. The Company uses periodic productivity reports and personal reviews to apprise each employee of his or her performance.

PEEBLES CHARGE CARD

     In 1992, 1993 and 1994, 42.9%, 42.0% and 40.4%, respectively, of net sales were made using the Company's proprietary credit card. As of January 28, 1995, the Company had approximately 593,300 credit card accounts, of which 169,400 were billed accounts.

     Peebles' charge card sales represent an important element in its marketing strategy because the Company believes that Peebles charge card holders generally constitute its most loyal and active customers. Information regarding purchases by the Company's credit card customers is recorded at the stores' point-of-sale terminals and transmitted directly to the Company's data processing center. This information is used to bill accounts as well as to provide marketing information regarding purchasing habits and merchandise preferences. The Company uses this data to develop segmented advertising and promotional programs to reach specific groups of customers who have established purchasing patterns for certain brands, departments and store locations.

     Peebles administers all aspects of its credit card program, and decisions with respect to the opening of new accounts, extensions of "instant credit," adjustments to bills and responses to customer inquiries are made by Company-trained associates located at Peebles' headquarters. Management believes this in-house credit program provides the Company with an important customer relations advantage over competing retailers which administer their credit programs from remote processing locations or contract for such services from unrelated third parties.

     The Company's credit plans provide for the option of paying in full within 28 days of the billed date with no finance charge or with revolving credit terms. Terms of the short-term revolving charge accounts require customers to make minimum monthly payments in accordance with prescribed schedules. Peebles bears the risk of the collecting its credit card receivables. In the last two years, Peebles' credit card program had a positive impact on net income.

     The following table presents a summary of information relating to the Company s charge card sales and receivables (in thousands):


                                                                                PERIOD-END ALLOWANCE
                         NET BAD DEBT EXPENSES                                  FOR DOUBTFUL ACCOUNTS
                                                % OF         PERIOD-END TOTAL                           % OF TOTAL
  YEARS            SALES          AMOUNT        SALES       CUSTOMER RECEIVABLES            AMOUNT      RECEIVABLES
1992.....         $60,443           $822        1.4               $27,805                   $1,100         4.0
1993.....          63,696            696        1.1                29,329                      950         3.2
1994.....          67,651            640        1.0                29,642                      930         3.1



MANAGEMENT INFORMATION SYSTEMS

     The Company's management information systems provide the daily financial and merchandising information to make timely and effective pricing decisions and for inventory control. The Company is able to allocate its inventory effectively as a result of its management information systems and can tailor the merchandise mix to meet the individual customer demands at each store.

     The Company maintains central management information and data processing systems at its corporate headquarters. Each of its stores is equipped with compatible point-of-sale registers, which are polled every evening by the central system to gather sales, accounts receivable and inventory information.

     The Company's management information and data processing systems primarily use internally developed software. The Company believes this allows management to more closely control the quality, suitability and expense of management information systems and data processing. The Company continues to make selected improvements in computer hardware technology as well as enhancements to software applications as needed.

EMPLOYEES

     At January 28, 1995, the Company had 997 full-time employees and 1,344 part-time employees. None of the Company's employees is covered by a collective bargaining agreement. The Company considers its employee relations to be good.

COMPETITION

     The retail industry is highly competitive, with selection, price, quality, service, location and store environment being the principal competitive factors. The Company competes with national and local retail stores, specialty apparel chains, department stores, discount stores and mail order merchandisers, many of which have substantially greater
financial and marketing resources than the Company.   Demographic changes
may alter the character of the Company's markets, which can result in increased competition from other retailers.

TRADEMARKS

     The Peebles name is registered as a trademark and a servicemark of the Company. Additionally, the Company has registered several merchandise labels as trademarks under which it sells quality merchandise such as Cape Classic, Private Expressions, Meherrin River Outfitters, Harmony Grove and Sonoma Bay.

REGULATION

     The Company is subject to federal, state and local laws and regulations affecting retail department stores generally. The Company believes that it is in substantial compliance with these laws and regulations.

ITEM 2.  PROPERTIES.

     All but one of the Company's stores are leased, and most of the leases contain renewal options. The stores range in size from 8,000 square feet to 65,000 square feet, and average 32,000 square feet. The following table indicates the location of the Company's stores in operation as of April 4, 1995:

     DELAWARE
        Rehoboth Beach
        Seaford
     KENTUCKY
        Hopkinsville
        Madisonville
     MARYLAND
        Bowie
        Chestertown
        Easton
        Eldersburg
        Elkton
        Lexington Park
        Prince Frederick
        Salisbury
        Waldorf
     NEW JERSEY
        Rio Grande
     NEW YORK
        Geneva
     NORTH CAROLINA
        Aberdeen
        Charlotte
        Eden
        Jacksonville
        Monroe
        Roxboro
        Statesville
     PENNSYLVANIA
        Gettysburg
     SOUTH CAROLINA
        Conway
        Florence
        Georgetown
        Myrtle Beach
     TENNESSEE
        Columbia
        Cookeville
        Dyersburg
        Hermitage
        Murfreesboro
     VIRGINIA
        Ashland
        Blackstone
        Christiansburg
        Colonial Heights
        Covington
        Danville
        Emporia
        Front Royal
        Hayes
        Hampton
        Hopewell
        Lawrenceville
        Leesburg
        Lexington
        Luray
        Manassas
        Norfolk
        Onley
        Richmond
        Rocky Mount
        Smithfield
        South Hill
        Warrenton
        Waynesboro
        Williamsburg
        Woodbridge


     Store leases provide for a base rent of between $1.00 and $6.00 per square foot per year. Most leases also have formulas requiring the payment of additional rent based on a percentage of net sales above specified levels. In 1992, 1993 and 1994, the Company's aggregate rental payments on operating leases were approximately $5.6 million, $6.0 million and $6.4 million, respectively.

     The Company's corporate headquarters and distribution center facilities are located in South Hill, Virginia. The Company owns the property subject to deeds of trust and security interests granted in connection with the Company's credit agreement. The Company believes the location provides the Company with adequate undeveloped space to expand the corporate headquarters, distribution center or both to meet future growth requirements.


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

HOLDERS

     As of April 4, 1995, there were 94 holders of Common Stock.

DIVIDENDS

     The Company does not currently pay any dividends on its Common Stock. The Company's credit agreement prohibits the payment of dividends absent the consent of the Bank. Accordingly, the Company does not currently intend to declare any dividends to the holders of the Common Stock in the foreseeable future.


ITEM 6.   SELECTED FINANCIAL DATA.

     The following selected historical financial data for Peebles for the five fiscal years ended January 28, 1995 are derived from the Company's audited financial statements. The Company's recapitalization (the "Recapitalization") was effective on January 31, 1992. The data should be read in conjunction with the financial statements, related notes and other financial information included herein.






                                                (DOLLARS IN THOUSANDS EXCEPT PER SHARE AND SELECTED OTHER DATA)

                                                                              Fiscal Years Ended
                                              February 2,    February 1,          January 30,        January 29,      January 28,
                                                 1991           1992(1)              1993               1994            1995
                                                                                     POST
                                                                                RECAPITALIZATION
Income Statement Data:
 Net sales.............                       $138,736       $140,044            $140,943              $151,772       $167,662
 Cost of sales................                  82,412         85,706              84,033                91,134         98,066

 Gross margin.................                  56,324         54,338              56,910                60,638         69,596
 Selling, general and
   administrative expenses....                  34,670         37,977              37,717                40,320         45,205

 Depreciation and amortization.                  5,823          5,634               5,557                 6,029          6,729

 Revaluation of goodwill......                      --         26,315  (2)            --                    --             --

 Operating income (loss)......                  15,831        (15,588)             13,636                14,289         17,662

 Other income (expenses)......                      42            135                (145)                  (1)            131

 Interest expense.............                  20,568         19,277               4,981                 4,248          4,569

 Income (loss) before
   income taxes (benefit)
   and extraordinary item.........              (4,695)       (34,730)              8,510                10,040         13,224

 Income taxes (benefit).......                  (1,068)        (1,275)              3,952                 4,513          5,747

 Income (loss) before
   extraordinary item.........                  (3,627)       (33,455)              4,558                 5,527          7,477

 Extraordinary item.......                         --          33,563  (3)            --                    --              --

 Net income (loss)............                 $(3,627)       $   108             $ 4,558               $ 5,527        $ 7,477

 Net income (loss) per share..                    N/M*           N/M*             $  1.56               $  1.88        $  2.54

 Average common stock and
common stock equivalents outstanding             2,156         18,582           2,918,352             2,932,905      2,940,281

Selected Other Data:
 Net sales per store (000's) (4)               $ 2,855        $ 2,857             $ 2,744               $ 2,962        $ 3,189

 Selling sq. ft. per store (4)                  25,000         25,000              25,000                26,000         26,000

 Net sales per selling sq. ft. (5)                $114           $110                $111                  $116           $117

 Comparable store net sales
   increase (decrease) (4)                        (7.0%)         (5.0%)              (2.0%)                 4.3%           4.6%


 Number of stores
  (end of period)                                   50             50                  49                    54             58

 Total selling sq. ft.
   (end of period)                           1,263,000      1,290,000           1,276,000             1,385,000      1,510,000

 Capital expenditures (000's)                   $3,255         $2,862              $6,137                $7,372         $8,454


Balance Sheet Data:                          February 2,     February 1,         January 30,         January 29,     January 28,
                                                1991           1992                 1993                 1994            1995
                                                               POST
                                                          RECAPITALIZATION
 Working capital                              $(41,062)       $ 42,441            $ 41,226              $ 44,348       $ 49,872
 Net property and equipment                     18,688          18,435              20,823                24,903         28,951
 Total assets.................                 175,182         145,565             137,543               143,727        148,954
 Total debt (6)...........                     143,287          60,086              44,662                46,207         41,955
 Stockholders' equity (7).....                   5,111          62,938              68,537                74,530         82,234

_____________________
 *   Not meaningful.
(1)  On January 31, 1992, the Company completed the Recapitalization.
(2)  Revaluation of goodwill is a result of the Recapitalization.
(3) Reflects a gain on the exchange of debt related to the Recapitalization.
(4) Only reflects data for comparable stores. Comparable stores for the current year are those stores which were open for the entire period in the immediately preceding year.
(5) Net sales per selling square feet per store is based on stores open one full year.
(6) Includes the long-term portion of the capital lease obligations and the current portion of long-term debt.
(7) Stockholders' equity was adjusted as of February 1, 1992 to reflect the Recapitalization, including the elimination of a deficit in retained earnings of $10,477.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     The following management's discussion and analysis provides information with respect to the results of operations for the three fiscal years ended January 28, 1995.

1994 COMPARED TO 1993

     Net sales increased $15.9 million, or 10.5%, to $167.7 million in 1994 from $151.8 million in 1993. $6.2 million of the increase was attributable to comparable store sales growth, which increased 4.6% over the prior year. Management attributes the increase in comparable store sales primarily to the Company's ability to tailor its merchandise mix to individual stores. $5.0 million of the increase was attributable to the inclusion of a full year of operation in 1994 of the five stores opened during 1993. The remaining $4.7 million of this increase is from the opening of five new stores in 1994, partially offset by the closing of one store, increasing the total number of stores from 54 to 58. Sales also increased due to better overall economic conditions in the Company's markets.

     Gross margin increased $8.9 million, or 14.8%, in 1994 as compared to 1993, and the gross margin percent improved to 41.5% from 40.0%. $6.4 million of this increase was attributable to the increase in net sales and $2.5 million was due to an improvement in gross margin percent. The gross margin percent increased due to a LIFO benefit of $0.2 million in 1994 as compared to a charge of $1.1 million in 1993. The remaining increase in gross margin percent was due to lower markdowns during the 1994 Christmas season as a result of the timing of promotions.

     Selling, general and administrative expenses increased $4.9 million, or 12.1%, and, as a percentage of net sales, increased to 27.0% in 1994 from 26.6% in 1993. The increase in expenses was primarily due to the increase in net sales. The increase as a percentage of net sales was due to the increased number of new stores that typically have higher occupancy, payroll and advertising expenses as a percentage of net sales as compared to mature stores. This increase was also due to higher compensation expense associated with performance-based management incentive plans.

     Depreciation and amortization expense increased $0.7 million, or 11.6%, and as a percentage of net sales was 4.0% for both periods. The increase in dollars was due to the new stores opened in 1994, a full year's depreciation on new stores opened in 1993 and a full year's depreciation on the 1993 expansion of the distribution center.

     As a result of each of the above factors, operating income increased $3.4 million, or 23.6%, to $17.7 million in 1994 from $14.3 million in 1993.

     Interest expense increased $0.3 million, or 7.6%, but as a percentage of net sales, decreased to 2.7% in 1994 from 2.8% in 1993. This increase was due to increases in the prime interest rate during the year, which caused the interest rate under the Company's credit agreement (the "Credit Agreement") to increase. This increase was partially offset by lower amounts outstanding under the Credit Agreement.

     Income taxes increased $1.2 million. The Company's effective tax rate decreased to 43.5% in 1994 from 45.0% in 1993. The effective tax rate declined because non-deductible amortization expense in 1994 was proportionately lower relative to income before taxes. The effective tax rate is higher than statutory rates because of the non-deductible amortization expense.

     As a result of the above factors, net income increased $2.0 million, or 35.3%, to $7.5 million in 1994 from $5.5 million in 1993.

1993 COMPARED TO 1992

     Net sales increased $10.9 million, or 7.7%, to $151.8 million for 1993 from $140.9 million for 1992. $3.3 million of the increase was attributable to comparable store sales growth, which increased 4.3% over the prior year. Management attributes the increase in comparable store sales primarily to the Company's ability to tailor its merchandise mix to individual stores. $3.3 million of the increase was attributable to the inclusion of a full year of operation in 1993 of the one store opened during 1992. The remaining $4.3 million of this increase is from the opening of five new stores in 1993, increasing the total number of stores from 49 to 54. Comparable store sales in the fourth quarter of 1993 increased 9.0% in comparison with the prior year compared to 2.0% comparable store sales increase for the first three quarters of 1993 compared to the prior year. Sales also increased in 1993 due to better overall economic conditions in the Company's markets.

     Gross margin increased $3.7 million, or 6.6%, in 1993 compared to 1992 and the gross margin percent decreased to 40.0% from 40.4%. The increase in dollars was attributable to the increase in net sales, which was partially offset by a decline in gross margin percent. The decrease in gross margin percent was primarily attributable to a higher LIFO charge of $1.1 million in 1993 compared to $0.3 million in 1992. Additionally, the initial markup on merchandise as part of the Company's increased emphasis on its everyday fair price program was lower in comparison to the prior year.

     Selling, general and administrative expenses increased $2.6 million, or 6.9%, and as a percentage of net sales decreased to 26.5% in 1993 from 26.8% in 1992. All of the increase in expenses was due to the increase in net sales. The decrease as a percentage of sales was primarily due to increased operating efficiency.

     Depreciation and amortization expense increased $0.5 million, or 8.5%, and as a percentage of net sales was 3.9% for both periods. The increase in dollars was due to the new stores opened in 1993, and a full year's depreciation on a new store opened in 1992.

     As a result of the above factors, operating income increased $0.7 million, or 4.8%, to $14.3 million in 1993 from $13.6 million in 1992.

     Interest expense decreased $0.7 million, or 14.7%, and as a percentage of net sales, decreased from 3.6% in 1992 to 2.8% in 1993. The decrease in dollars was due to lower average amounts outstanding under the Company's Credit Agreement during the first half of 1993 and lower interest rates.

     Income taxes increased $0.6 million. The Company's effective tax rate decreased to 45.0% in 1993 from 46.4% in 1992. The effective tax rate declined because non-deductible amortization expense in 1993 was proportionately lower relative to income before taxes. The effective tax rate is higher than statutory rates because of the non-deductible amortization expense.

     As a result of the above factors, net income increased $1.0 million, or 21.2% to $5.5 million in 1993 from $4.6 million in 1992.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's primary cash requirements are for capital expenditures in connection with both the Company's new store expansion and remodeling program and for working capital needs. The Company's primary sources of funds are cash flow from continuing operations, borrowings under the Credit Agreement and trade accounts payable. The Company's inventory levels typically build throughout the fall, peaking during the Christmas selling season, while accounts receivable peak during December and decrease during the first quarter. Capital expenditures typically occur evenly throughout the first three quarters of each year.

     Net cash provided by operating activities amounted to $21.3 million, $5.8 million, and $13.1 million in 1992, 1993 and 1994, respectively.
These amounts represent primarily net income plus depreciation and amortization, partially offset by increases in working capital, including increases of merchandise inventory of $5.8 million and $2.9 million in 1993 and 1994.

     Net cash used in investing activities was $5.9 million, $7.5 million, and $8.7 million in 1992, 1993 and 1994, respectively. These amounts reflect $1.5 million, $2.6 million and $2.6 million of capital expenditures relating to new store openings and $2.6 million, $1.7 million and $3.4 million relating to store remodelings, respectively. In 1993 and 1994, the Company made capital expenditures of $2.1 million relating to the expansion of the distribution center. Net cash provided by financing activities was $1.7 million in 1993, and net cash used in financing activities was $15.5 million and $4.1 million in 1992 and 1994, respectively. The net cash used in 1992 reflects reduction of the Company's indebtedness as a result of the recapitalization, which closed on January 31, 1992.

     The Company's capital expenditures in 1995 are expected to total approximately $9.3 million. In 1995, the capital expenditures reflect the opening of eight stores, the relocation of two stores and the remodeling of two stores. As of March 1995, the Company had signed seven new leases all of which are scheduled to open in 1995. In 1996, the Company expects to open nine stores, relocate two stores and remodel two stores. The Company expects to continue to lease its stores, and the average new store is anticipated to average approximately 22,500 square feet but may vary depending on the market and real estate availability. Based on experience in 1993 and 1994, the Company estimates that the cost of opening a new store will include capital expenditures of approximately $425,000 for leasehold improvements and fixtures and approximately $425,000 for initial inventory, approximately one-third of which is normally financed through vendor credit. Accounts receivable for new stores typically build to 15% of net sales or approximately $300,000 within 24 months of the store opening. The Company may also incur capital expenditures to acquire existing stores.

     Under the Company's Credit Agreement the Company may borrow up to the lesser of (i) $76.0 million less the aggregate amount outstanding under the term portion of the Credit Agreement and the aggregate amount of outstanding letters of credit, or (ii) a borrowing base which is a percentage of eligible accounts receivable and inventory. The borrowing base formula is adjusted to accommodate seasonal working capital requirements. The term facility requires quarterly payments of principal of $0.5 million on April 30, July 31, October 31, and January 31 of each year. The Credit Agreement expires on February 1, 1997.

     Amounts outstanding under the Company's revolving facility were $25.1 million, $30.0 million and $28.6 million at year end 1992, 1993 and 1994, respectively. The maximum amount of borrowings outstanding under the revolving credit facility at any month end during 1992, 1993 and 1994 was $38.1 million, $36.7 million and $35.5 million, respectively.


SEASONALITY AND QUARTERLY RESULTS

     During 1993, and 1994, the Company realized 34.0% and 32.9%, respectively, of its net sales in the fourth quarter, and 56.4% and 54.7%, respectively, of its net income. Set forth below is certain summary information with respect to the Company's operations for the eight most recent quarters:


                                   1993                                               1994


              FIRST       SECOND        THIRD       FOURTH        FIRST       SECOND        THIRD       FOURTH
              QTR.         QTR.          QTR.        QTR.          QTR.        QTR.          QTR.        QTR.
(Dollars
in Millions)
Net sales    $29.5        $33.4       $37.3        $51.6         $34.8         $36.8        $41.0        $55.1

Operating
 income        2.2          2.5         2.6          7.0           2.3           3.3          3.3          8.8
Net income     0.7          0.8         0.9          3.1           0.8           1.3          1.3          4.1


IMPACT OF INFLATION

     The Company does not believe that inflation has had a material effect on its results of operations during the past three fiscal years. Peebles uses the retail inventory method applied on a LIFO basis in accounting for its inventories. Under this method, the cost of products sold reported in the financial statements approximates current costs and thus reduces the likelihood of a material impact from increasing costs. However, there can be no assurance that the Company's business will not be impacted by inflation in the future.


                            RECENT DEVELOPMENTS

     On April 4, 1995, Peebles announced that it has signed an agreement to be acquired by PHC Retail Holding Company ("PHC Retail"), an affiliate of Kelso & Company, Inc., an investment firm located in New York City. The transaction provides for the merger of a subsidiary of PHC Retail into Peebles and the receipt of cash by shareholders of Peebles. The closing is subject to a number of conditions, including regulatory and shareholder approval, and is expected to be completed in May.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

     Information with respect to this Item is contained in the financial statements and the financial statement schedule of Peebles indicated in the Indices on Pages F-0 and S-1 of this Annual Report on Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     None.
                                    PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     The Company's executive officers and directors, their ages, positions and years with the Company are as follows:



                                     27

                                                                                                         YEARS
              NAME                 AGE                          POSITION                            WITH THE COMPANY
Michael F. Moorman                 52     Chairman of the Board, President and Chief
                                          Executive Officer                                               31
Ronnie W. Palmore                  46     Senior Vice President, Merchandising and Assistant              22
                                          Secretary
Russell A. Lundy, Sr.              59     Senior Vice President, Stores                                   41
E. Randolph Lail                   39     Senior Vice President, Finance, Chief Financial                  7
                                          Officer, Secretary and Treasurer
Marvin H. Thomas, Jr.              39     Senior Vice President, Operations                               16
William C. DeRusha                 45     Director                                                         3
Malcolm S. McDonald                56     Director                                                         3
Wellford L. Sanders, Jr.           49     Director                                                         3


     Michael F. Moorman has been Chairman of the Board and a Director of the Company since September 1989, Chief Executive Officer of the Company since May 1989 and President of the Company since June 1988. Prior thereto, Mr. Moorman served as Chief Financial Officer and Treasurer of the Company from August 1989 to June 1992 and Secretary of the Company from August 1989 to June 1990. Mr. Moorman has been employed by the Company in various positions since 1964. Mr. Moorman has been a director of the Company since 1977.

     Ronnie W. Palmore has been Senior Vice President, Merchandising of the Company since September 1989 and Assistant Secretary of the Company since 1988. Mr. Palmore served as Senior Vice President, Stores of the Company from June 1988 to August 1989 and has been employed by the Company in various positions since 1973.

     Russell A. Lundy, Sr. has been Senior Vice President, Stores of the Company since September 1989. Mr. Lundy served as Vice President, Stores of the Company from 1984 to August 1989 and has been employed by the Company in various positions since 1954.

     E. Randolph Lail has been Senior Vice President, Finance of the Company since June 1993, Chief Financial Officer and Treasurer of the
Company since June 1992 and Secretary of the Company since June 1990.   Mr.
Lail served as Vice President, Finance of the Company from June 1990 to June, 1993 and as Controller of the Company from January 1988 to June 1990. Mr. Lail is a Certified Public Accountant and has been employed by the Company since January 1988.

     Marvin H. Thomas, Jr. has been Senior Vice President, Operations of the Company since June 1993. Mr. Thomas served as Vice President,
Operations of the Company from June 1990 to June 1993 and Vice President, Merchandise Manager of the Company from May 1988 to June 1990. Mr. Thomas has been employed by the Company in various positions since 1979.

     William C. DeRusha has been a Director of the Company since March 1992. Mr. DeRusha is Chairman of the Board and Chief Executive Officer of Heilig-Meyers Company. Mr. DeRusha is a director of Heilig-Meyers Company, Best Products Co. Inc. and Signet Banking Corporation.

     Malcolm S. McDonald has been a Director of the Company since April 1992. Mr. McDonald is President and Chief Operating Officer of Signet Banking Corporation and President and Chief Executive Officer of Signet Bank/Virginia. From July 1988 to April 1990, Mr. McDonald was Vice Chairman of Signet Bank/Maryland and Signet Bank/Virginia. Prior to July 1988, Mr. McDonald was Vice Chairman of Signet Banking Corporation and Chairman of Signet Bank, N.A. Mr. McDonald is a director of Signet Banking Corporation and American Trading and Production Company.

     Wellford L. Sanders, Jr. has been a Director of the Company since February 1992. Mr. Sanders is a partner in the law firm of McGuire, Woods, Battle & Boothe, L.L.P. Mr. Sanders is a director of Catherines Stores Corporation and General Medical Corporation.

     Executive officers of Peebles are elected annually and serve at the discretion of the Board of Directors.

DIRECTORS COMPENSATION

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


     ITEM 11.   Executive Compensation

     The following tables set forth a summary of compensation paid by the Company to its five highest paid executive officers (the "Named
Executives") during 1992, 1993 and 1994.

                                         SUMMARY COMPENSATION TABLE

                                      ANNUAL COMPENSATION                             LONG-TERM COMPENSATION
                                                                                  AWARDS          PAYOUT
                                                                                 NUMBER OF
                                                               OTHER ANNUAL      OPTIONS/      LONG-TERM
        NAME AND                    SALARY      BONUS          COMPENSATION      WARRANTS      INCENTIVE PLAN
   PRINCIPAL POSITION       YEAR   ($) (1)     ($) (2)         ($)(3)(4)(7)      GRANTED(5)    PAYOUTS ($)(6)

MICHAEL F. MOORMAN
Chairman of the Board,      1994   $248,025    $189,235        $     --           75,000       $  --
President and Chief         1993    232,796     345,282          103,010          84,327        170,569
Executive Officer           1992    214,121     488,099          209,835           7,200          --

RONNIE W. PALMORE
Senior Vice President,      1994    134,950      68,211              --           20,250          --
Merchandising and           1993    129,964     117,169           32,235          26,860        68,227
Assistant Secretary         1992    117,987     148,361           69,222           2,680          --


RUSSELL A. LUNDY, SR.       1994    109,849      49,534              --           14,250          --
Senior Vice President,      1993    104,472      90,292           22,255          18,679        37,525
Stores                      1992     98,816     102,407           49,154           2,100          --

E. RANDOLPH LAIL
Senior Vice President,      1994     88,544      43,961            1,998          14,250          --
Finance, CFO,               1993     77,588      53,207           14,837          12,107        22,174
Secretary and Treasurer     1992     67,741      72,505           33,795           1,260          --

MARVIN H. THOMAS, JR.       1994     76,846      28,958            1,900          10,856          --
Senior Vice President,      1993     69,482      50,103           15,710          12,107        22,174
Operations                  1992     62,716      66,905           33,955           1,260          --

_______________________________________

(1) Salary amounts for 1993 and 1994 include tax-deferred contributions of compensation to the Company's 401(K) Profit Sharing Plan (the "401-K Plan"), adopted in October 1993. Salary compensation contributed to the 401-K Plan during 1993 and 1994 for each of the Named Executives is Mr. Moorman $2,207 and $2,185; Mr. Palmore $0 and $2,129; Mr. Lundy $980 and $1,958; Mr. Lail $608 and $1,621, and Mr. Thomas $666 and
     $1,425.
(2) Bonus amounts for each of the Named Executives include the accrued bonus paid under the Company's annual incentive plans in 1992, 1993 and 1994. The 1994 bonus amounts include tax-deferred contributions of compensation to the 401-K Plan for each of the Named Executives as Mr. Moorman, $6,809, Mr. Palmore, $2,639, Mr. Lundy, $1,806, Mr. Lail $1,033, and Mr. Thomas $971. Additionally, bonus amounts include the fair market value of shares granted under the Peebles Inc. 1991 Stock/Warrant plan (the "1991 Plan") in 1992 and 1993.
(3) The benefits to be received by each of the Named Executives as a result of grants of discounted warrants under the 1991 Plan were excluded in 1993 because the warrants were exchanged for stock options on June 9, 1993 under the 1993 Stock Option Plan (the "1993 Plan"). The amounts shown for 1993 represent tax gross-up payments to cover the executive s tax withholding obligations resulting from the corresponding stock grants under the 1991 Plan.
(4) In 1992, each Named Executive received a grant of discounted warrants and a tax gross-up payment to cover the executive's tax withholding obligations resulting from the grant of the discounted warrants and a corresponding grant of shares under the 1991 Plan. The value of the discount on warrants granted and the tax gross-up payments to the Named Executives is Mr. Moorman, $57,600 and $152,235; Mr. Palmore, $21,440 and $47,782; Mr. Lundy, $16,800 and $32,354; Mr. Lail, $10,080
     and $23,715; and Mr. Thomas, $10,080 and $23,875. The discounted warrants were later exchanged for options in 1993 pursuant to the 1993 Plan.
(5) Option/warrant grants in 1993 to the Named Executives do not include any grants of warrants under the 1991 Plan. The warrants granted in 1992 were exchanged for stock options under the 1993 Plan. In 1993 and 1994, the stock options were granted to certain members of senior management under the 1993 Plan.
(6) The cash incentive payouts under the Company's long-term incentive plan were based upon performance versus established goals for the three year period from 1991 to 1993.
(7) The amounts in 1994 shown reflect the current value of the benefit to Mr. Lail and Mr. Thomas, respectively, of the portion of the premium paid by the Company with respect to split dollar insurance arrangements (see "Employment Agreements"). The benefit was determined by calculating the time value of money (including the applicable long term federal funds rate) of the premium paid by the Company in 1994 ($11,210 for Mr. Lail and $9,650 for Mr. Thomas) for the period from February 1, 1994 to January 31, 1995.

OPTION GRANT TABLE.   The following table sets forth the options granted by
the Company to Named Executives during 1994.


                               OPTIONS GRANTED IN LAST FISCAL YEAR
                                                                                             POTENTIAL REALIZABLE VALUE
                                                                                             UPON EXERCISE AT THE END OF
                                        INDIVIDUAL GRANTS                                  10 YEAR OPTION TERM IF THERE IS
                                  % OF TOTAL
                      OPTIONS      OPTIONS                       FAIR                         0%          5%          10%
                      GRANTED      GRANTED TO      EXERCISE  OR  MARKET VALUE              COMPOUND    COMPOUND     COMPOUND
     NAME AND         IN 1994      EMPLOYEES IN    BASE PRICE    ON DATE OF    EXPIRATION   GROWTH     GROWTH       GROWTH
PRINCIPAL POSITION    (1)          1994  (2)       ($/SH)        GRANT($/SH)      DATE     ($) (3)     ($) (3)      ($) (3)
MICHAEL F. MOORMAN     75,000         34.4%        $23.75          $23.75       FEB. 8,       $0      $1,120,500   $2,838,750
Chairman of the                                                                  2003
Board, President
and Chief Executive
Officer

RONNIE W. PALMORE      20,250         9.3          23.75           23.75        FEB. 8,        0         302,535      766,463
Senior Vice                                                                      2003
President,
Merchandising and
Assistant Secretary

RUSSELL A. LUNDY, SR.  14,250         6.5          23.75           23.75        FEB. 8,        0         212,895      539,363
Senior Vice                                                                      2003
President,
Stores


E. RANDOLPH LAIL       14,250         6.5          23.75           23.75        FEB. 8,        0         212,895      539,363
Senior Vice                                                                      2003
President,
Finance, Chief
Financial Officer,
Secretary
and Treasurer


MARVIN H. THOMAS, JR.  10,856         5.0          23.75           23.75        FEB. 8,         0        163,189      410,900
Senior Vice                                                                      2003
President,
Operations.

_________________________________________
(1) All incentive stock option grants to the Named Executives were made pursuant to the 1993 Plan and vest in varying equal proportions over three years.
(2)     Assumes a total of 218,206 stock options granted.
(3) The Potential Realizable Values upon exercise of a stock option are equal to the product of the number of shares underlying the options and the difference between (i) the respective hypothetical stock prices on the date of option exercise and (ii) the exercise price per share of the option. The hypothetical stock prices are equal to the Company's common stock price per share as of the date of the option grant compounded annually at the rates of 0%, 5%, and 10%, respectively, over the ten-year term of the option. The rates of appreciation used are required by the Securities and Exchange Commission and do not represent a projection or estimate by the Company on the potential growth of its common stock. Therefore, there can be no assurance that the rate of stock price appreciation presented in this table can be achieved.


          OPTION EXERCISE TABLE. The following table sets forth information concerning the exercise of stock options during 1994 by each of the Named Executives and the year end value of unexercised options.

OPTIONS EXERCISED IN 1994

                                                    INDIVIDUAL GRANTS
                                                                              NUMBER OF UNEXERCISED     VALUE OF UNEXERCISED
                                                                 VALUE        OPTIONS AT YEAR END       IN-THE-MONEY OPTIONS AT
                                            SHARES ACQUIRED      REALIZED     EXERCISABLE/              YEAR END EXERCISABLE/
NAME AND PRINCIPAL POSITION                 ON EXERCISE (1)         ($)       UNEXERCISABLE  (2)        UNEXERCISABLE  ($) (3)

MICHAEL F. MOORMAN                                 0                $0        25,267/133,958                     $0

Chairman of the Board, President
and Chief Executive Officer

RONNIE W. PALMORE                                  0                 0        6,147/40,963                        0
Senior Vice President,
Merchandising, Assistant
Secretary

RUSSELL A. LUNDY, SR.                              0                 0        4,210/28,714                        0
Senior Vice President, Stores

E. RANDOLPH LAIL                                   0                 0        4,036/28,719                        0
Senior Vice President, Finance
Chief Financial Officer,
Secretary and Treasurer

MARVIN H. THOMAS, JR.                              0                 0        4,036/18,927                        0
Senior Vice President, Operations

_______________________________________

(1) There were no stock options exercised by the Named Executives in 1994.
(2) The options vest in equal proportions over specified periods. The first vesting date was February 8, 1994; therefore, the options shown were exercisable as of the year ended January 28, 1995.
(3) The value of the unexercised options is based on the Company's common stock price at the end of the 1994 fiscal year. There was no public market for the Company's common stock as of the end of 1994. The Board of Directors with the assistance of an appraisal by an independent investment banking firm determined the value of the common stock was not in excess of the $23.75 exercise price. Therefore, there are no options in the money.

        As of the fiscal year ended January 28, 1995, there were no projected long-term incentive payouts.

        THE 1993 STOCK OPTION PLAN. In April 1993, the stockholders approved the 1993 Stock Option Plan to replace an equity incentive plan (the "Equity Incentive Plan"). Both the Equity Incentive Plan and the 1993 Stock Option Plan were designed to provide a long-term incentive to certain key management personnel. Under the Equity Incentive Plan, 20,000 shares and 40,000 shares of Common Stock were issued in 1993 and 1992, respectively, and the Company recorded additional compensation expense of $792, and $1,590 in 1992 and 1991, respectively. Under the provisions of the 1993 Stock Option Plan, both incentive stock options and non-qualified stock options are granted and, as such, 450,000 shares of Common Stock are reserved for issuance. The Board of Directors has the authority and complete discretion to, among other things, determine the date of grant, the recipient employee, the exercise price and the expiration date of the options to purchase one share of the Common Stock. The options granted under the 1993 Stock Option Plan have an exercise price equal to the estimated fair value of the Common Stock on the date of grant, vest ratably over a three to five year period and expire ten years from the date of grant.

PENSION PLAN

        Peebles maintains a non-contributory qualified defined benefit pension plan that covers all employees of Peebles who (i) complete 1,000 hours of service during a one-year period with Peebles and (ii) attain age 21 (a "Participant"). Contributions to the plan are determined on an actuarial basis without allocation to individuals or groups.

        Retirement benefits are based on a Participant's years of benefit service and the earnings during the five consecutive calendar years which produce the highest average. Earnings are limited to $150,000 in any one year and years of benefit service are limited to 30. A Participant is fully vested after completing five years of benefit service.

        Benefits are payable to vested Participants at normal retirement (age 65), early retirement (age 55), upon a vested Participant's permanent and total disability, or upon a vested Participant's termination of employment.

        The following table shows estimated annual retirement benefits payable to Participants under the pension plan upon normal retirement at age 65 under various assumptions as to final average annual earnings, date of retirement and years of continuous service without regard to the current earning limit of $150,000.

       Final                                Years of Service
      Average
      Salary                15               20               25               30                35
$ 75,000........          $12,285          $16,380          $20,475          $24,570          $ 24,570
 100,000........           17,160           22,880           28,600           34,320            34,320
 125,000........           22,035           29,380           36,725           44,070            44,070
 150,000........           26,910           35,880           44,850           53,820            53,820
 175,000........           31,785           42,380           52,975           63,570            63,570
 200,000........           36,660           48,880           61,100           73,320            73,320
 225,000........           41,535           55,380           69,225           83,070            83,070
 250,000........           46,410           61,880           77,320           92,820            92,820
 300,000........           56,160           74,880           93,600          112,320           112,320
 350,000........           65,910           87,880          109,850          131,820           131,820
 400,000........           75,660          100,880          126,100          151,320           151,320
 450,000........           85,410          113,880          142,350          170,820           170,820



     As of January 28, 1995, the credited years of service for Mr. Moorman, Mr. Palmore, Mr. Lundy, Sr., Mr. Thomas, Jr. and Mr. Lail were 31, 22, 41, 16 and 7, respectively.

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

     In addition, Peebles also maintains a supplemental executive retirement plan (the "SERP") for certain designated executives. In 1994, Mr. Moorman, Mr. Palmore, Mr. Lundy were participants in this plan. Retirement benefits payable under the SERP are based on 60% of the participant's earnings (without regard to the current earnings limit of $150,000) during the five consecutive calendar years which produce the highest average, reduced by the sum of the participant's qualified defined benefit pension benefit (computed with regard to the applicable earnings limit) and the participant's social security benefits.

     Benefits under the SERP are fully vested upon the earlier of (1) the completion of five years of service with the Company beginning with the date of participation in the SERP, (2) the participant's permanent disability, or (3) the date on which a change of control occurs.

     Retirement benefits are payable to vested participant's at normal retirement (age 65), early retirement (age 55 with 20 years of service), upon permanent and total disability, or upon a vested participant's termination of employment.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

     During the year ended January 28, 1995, the Company had no formally established compensation committee. The Board of Directors established compensation for the Company's officers for such year. Michael F. Moorman, the sole officer or employee of the Company who is also a member of the Board of Directors, made recommendations to the Board of Directors concerning executive compensation but did not otherwise participate in or vote upon the executive compensation decisions made by the Board of Directors for such year.

CERTAIN RELATIONSHIPS

     Wellford L. Sanders, Jr., a member of the Board of Directors of the Company, is a partner in the law firm of McGuire, Woods, Battle & Boothe, L.L.P., which rendered legal services to the Company during 1994.


EMPLOYMENT AGREEMENTS

     On March 30, 1995, Peebles entered into change of control agreements (the "Change of Control Agreements") with nine officers of Peebles (including each of the Named Executives). The Change of Control Agreements provide an officer the following benefits if his employment is terminated by the Company without "Cause" (as defined in the Change of Control Agreement) or by such officer for "Good Reason" (as defined in the Change of Control Agreements) during the three-year period following a "Change of Control" of the Company (as defined below) or in the event such officer voluntarily terminates his employment during the thirteenth month following a Change of Control: (i) a lump sum cash payment equal to the officer's full annual base salary through the date of termination to the extent not theretofore paid; (ii) a lump sum cash payment equal to the sum of (x) a bonus payment in an amount equal to the greatest of (A) the average bonus paid or payable to such officer in respect of the three fiscal years immediately preceding the fiscal year in which the Change of Control occurs, (B) 50% of such officer's target bonus for the fiscal year in which the Change of Control occurs or (C) 50% of such officer's target bonus for the fiscal year in which the termination occurs (the greatest of (A), (B) and (C) is hereafter the "Bonus Payment") multiplied by (D) a fraction, the numerator of which is the number of days in the fiscal year in which such officer is terminated through his date of termination, and the denominator of which is 365 or 366, plus (y) any compensation previously deferred by the officer (other than pursuant to a tax-qualified plan) and any accrued vacation pay, to the extent unpaid; (iii) a lump sum cash payment equal to the sum of (x) two times the such officer's highest annual base salary during the twelve-month period preceding the date of termination, plus (y) two times the Bonus Payment; (iv) a lump sum cash payment equal to the actuarial equivalent, determined as of the date of termination, of any unvested accrued benefit under the Company's Pension Plan; (v) a lump sum cash payment equal to the value of any unvested portion of employer contributions made on behalf of such officer to any defined contribution plan of the Company; and (vi) two years of continued coverage under the Company's medical, accident, disability and life insurance plans. The payments set forth in clauses (ii) through (iv) above would be paid in lieu of any other amount of severance relating to salary or bonus compensation to be received by such officer upon termination of employment under any severance plan, policy, employment agreement or arrangement of the Company.

     Under the Change of Control Agreements, an officer cannot voluntarily terminate employment (without Good Reason) during the period of an attempted Change of Control or the ninety-day period following a Change in Control. In the event that prior to a Change in Control, an officer is terminated without Cause at the request of a third party who has indicated an intention or taken steps reasonably calculated to effectuate a Change of Control (and subsequently effectuates a Change of Control) or Good Reason occurs prior to a Change in Control at the request of such a third party, the officer would receive payments under the Change of Control Agreements as if such events had occurred following a Change of Control.

     A Change in Control is defined in the Change of Control Agreements as generally: (i) the acquisition of 50% or more of the outstanding common stock or voting securities of the Company by any person or group (other than the Company, an employee benefit plan sponsored or maintained by the Company or any corporation controlled by the Company, any corporation pursuant to a reorganization, merger or consolidation involving the Company in which the conditions listed in subclauses (A), (B) and (C) in clause
(iii) below apply, or the officer) (ii) a change in the majority of the Board (other than changes approved by a majority of the members of the incumbent Board of Directors as of the date of the Change of Control Agreements); (iii) stockholder approval of a reorganization, merger or consolidation of the Company (unless immediately after such transaction, (A) the Company's stockholders continue to own both more than 50% of the outstanding common stock and more than 50% of the outstanding voting securities of the Company, (B) after the reorganization, merger or consolidation, no person (other than the Company, an employee benefit plan sponsored or maintained by the Company or any corporation controlled by the Company, or any person who beneficially owned 50% or more of the outstanding common stock or voting securities of the Company immediately prior to the reorganization, merger or consolidation) beneficially owns either 50% or more of the outstanding common stock or 50% or more of the outstanding voting securities of the resulting corporation, and (C) a majority of the Board of Directors has not changed); or (iv) stockholder approval of a plan of complete liquidation or dissolution of the Company, or the sale or other disposition of all or substantially all of the assets of the Company (other than pursuant to a transaction with respect to which the conditions listed in subclauses (A), (B), and (C) in clause (iii) above apply).

     On March 30, 1995, Peebles entered into employment agreements (the "Employment Agreements") with fourteen other officers of Peebles. The Employment Agreements, all of which expire March 29, 1997, provide that if the officer is terminated for any reason, other than for good cause, he will be entitled to receive his salary at the rate in effect immediately before such termination for the balance of the term of the Employment Agreement. For purposes of the Employment Agreements, good cause is defined as (a) the commission of a serious crime, or (b) the officer, in carrying out his duties under the Employment Agreements, is guilty of (i) willful gross neglect, or (ii) willful gross misconduct resulting in either case in material harm to the Company or any of its subsidiaries.

     In connection with the termination of the Company's 1991 Plan and the establishment of the 1993 Plan, all optionees under the 1993 Plan entered into a related agreement whereby the Company became obligated to make certain cash payments to the optionees, in exchange for their options, upon a change of control of the Company prior to an underwritten public offering of shares of the Common Stock or certain other events.

     In addition, Mr. Lail and Mr. Thomas participate in split dollar insurance arrangements with the Company. The executive owns, and therefore has a vested interest in the cash surrender value of the policy in excess of the Company's premium investment. At retirement, the executive can either use the cash value for retirement income or keep the death benefit or a combination of the two. The Company would recover its cost at retirement. In the event of a change in control, the executive would have a nonforfeitable right to the Company's share of the cash surrender value of the policy.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The following table sets forth certain information regarding the beneficial ownership of Common Stock, as of April 4, 1995, by (a) each person known by the Company to be the beneficial owner of more than 5% of the outstanding shares of Common Stock, (b) each of the Company's directors and Named Executives who owns shares of Common Stock and (c) all directors and Named Executives of the Company as a group. Unless otherwise noted in the footnotes to the table, the persons named in the table have sole voting and investing power with respect to all shares of Common Stock indicated as being beneficially owned by them.

                                                            Number (1)      %(1)

Kemper Financial Services Inc.(2)...                         728,740        24.76%
  120 South LaSalle St.
  Chicago, Illinois 60603
Jackson National Life Insurance
  Company................................                    579,414        19.69
  c/o PPM of America
  227 West Monroe
  Chicago, Illinois 60606
PaineWebber Incorporated............                         377,918        12.84
  1285 Avenue of the Americas
  New York, New York 10019
California Public Employees
  Retirement System...................                       308,589        10.49
  400 P. Street
  Sacramento, California 95812
First Investors Corp.(2)...............                      193,276         6.57
  120 Wall Street
  New York, New York 10005
Apollo Investment Fund, L.P. (3)...                          192,868         6.56
  c/o Apollo Advisors, L.P.
  Two Manhattanville Road
  Purchase, NY   10577
Lion Advisors, L.P. (3)(4)...........                        192,868         6.56
  Two Manhattanville Road
  Purchase, NY   10577
Michael F. Moorman..................                          23,706           *
Ronnie W. Palmore....................                          7,068           *
Russell A. Lundy, Sr..................                         4,712           *
E. Randolph Lail.......................                        3,036           *
Marvin H. Thomas, Jr................                           3,141           *
William C. DeRusha..................                               0           0
Malcolm S. McDonald................                                0           0
Wellford L. Sanders, Jr..............                              0           0
All directors and Named Executives
 as a group (8 persons)...............                        41,633        1.41

____________________

 *   Less than one percent.
(1) Does not include (i) 435,699 options to purchase shares of Common Stock, pursuant to the 1993 Plan of which 159,227, 47,110, 32,929, 26,357 and 22,963 were held by Messrs. Moorman, Palmore, Lundy, Lail and Thomas and 288,586 were held by all Names Executives as a group, respectively; and (ii) 95 shares issuable upon exercise of the outstanding warrants described below.
(2) Kemper Financial Services, Inc. and First Investors Corp. manage the funds in which the shares of Common Stock listed are held.
(3) The managing general partner of Apollo Investment Fund, L.P. is Apollo Advisors, L.P. which may be deemed to be an affiliate of Lion Advisors, L.P.
(4) Lion Advisors, L.P. holds the indicated shares for the benefit of an account under management over which Lion Advisors, L.P. holds exclusive investment, voting and dispositive power. Lion Advisors, L.P. and Apollo Advisors, L.P. may be deemed to be affiliates.

PREVIOUSLY OUTSTANDING WARRANTS

     Upon completion of the Recapitalization on January 31, 1992, there were 6,486 warrants (the "Peebles Warrants") to purchase shares of Common Stock issued and outstanding. These Peebles Warrants are exercisable any time on or after July 15, 1994 (the "Determination Date") for one share of Common Stock at the exercise price of zero dollars ($0.00) per share. All Peebles Warrants issued and outstanding existing on July 15, 1999 will be deemed automatically exercised. In the event that certain defined conditions do not occur, the Company is required to repurchase the Peebles Warrants at the fair market value of the Common Stock at the Determination Date. Prior to the issuance of common stock, the Peebles Warrants will be accreted to fair market value and reflected as an adjustment to retained earnings. As of January 28, 1995, there were 95 warrants outstanding.

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

                  2.      Financial statement schedules.

                  Information with respect to this Item is contained on Page S-1 of this Annual Report on Form 10-K.

                  3.      Exhibits.

                  The exhibits listed on the accompanying index to exhibits are filed as part of this Annual Report on Form 10-K.

         (b)      Reports on Form 8-K.

                   NONE

         (c)      Exhibits.

2.1               Form of Agreement and Plan of Merger dated April 3,
                  1995 among PHC Retail Holding Company, Peebles
                  Acquisition Corp. and Peebles Inc., exclusive of
                  exhibits and schedules.  The Registrant hereby
                  undertakes to furnish to the Commission supplementally
                  upon request a copy of any omitted exhibit or schedule.
3.1+              Form of Amended and Restated Articles of Incorporation
                  of Peebles Inc.
3.2+              Form of Amended and Restated Bylaws of Peebles Inc.
3.3               Amendment to Amended and Restated Articles of
                  Incorporation dated May 3, 1993
4.2*              Form of Warrant Agreement between PBL Acquisition Corp.
                  and the Warrant Agent
4.3*              Form of Warrant Certificate (included in the Warrant
                  Agreement filed as Exhibit 4.2 hereto).
10.1+             Second Amended and Restated Credit Agreement dated
                  January 31, 1992 by and between NatWest USA Credit
                  Corp. and Peebles Inc. (the "Credit Agreement").
10.2+             Form of Term Note.
10.3+             Form of Credit Note.
10.4+             Amended and Restated Continuing General Borrower
                  Security Agreement made January 31, 1992 by and
                  between Peebles Inc. and NatWest USA Credit Corp.
10.5+             Trademark Security Agreement made January 31, 1992
                  between Peebles Inc. and NatWest USA Credit Corp.
10.6*             Deed of Trust made January 20, 1989 by and among
                  Peebles Inc., the Trustee party thereto and NatWest
                  USA Credit Corp.
10.7*             Peebles Inc. Qualified Defined Benefit Pension Plan.
10.8              Standard Service Agreement, as amended, dated January 17,
                  1995 between Frederick Atkins, Incorporated and Peebles Inc.
10.9++            Waiver and Amendment No. 1 dated, January 4, 1993, to the
                  Credit Agreement.
10.10++           1993 Stock Option Plan and form of Incentive Stock
                  Option Agreement.
10.11**           Form of Indemnification, Guarantee and Contribution
                  Agreement dated as of March 13, 1991 among PBL
                  Acquisition Corp., Peebles Holdings, Inc., Peebles Inc.
                  and each of the directors and officers of Peebles Inc.
10.12++           Form of Agreement providing for cash payment upon
                  certain changes of control of the Company.
10.13+++          Waiver and Amendment No. 2, dated March 24, 1993 to the
                  Credit Agreement.
10.14             Amendment No. 2, dated September 30, 1994 to the Credit
                  Agreement.
10.15             Form of Change of Control Agreement, dated March 30,
                  1995 entered into by Peebles and nine senior executives
                  of Peebles.
10.16             Form of Employment Agreement, dated March 30, 1995
                  entered into by Peebles and fourteen executives of Peebles.
21                Subsidiaries of the Registrant.
27                Financial Data Schedule
____________________________


     *         Incorporated by reference from the Registration
               Statement of PBL and Peebles on Form S-1 (Registration No. 33-27126), which was declared effective by the Commission on July 14, 1989.

     ** Incorporated by reference from the Form 10-K of PBL and the Company for the fiscal year ended February 2, 1991.

     + Incorporated by reference from the Form 10-K of the Company for the fiscal year ended February 1, 1992.

     ++ Incorporated by reference from the Form 10-K of the Company for the fiscal year ended January 30, 1993.

     +++ Incorporated by reference from the Form 10-K of the Company for the fiscal year ended January 29, 1994.



                                 SIGNATURES

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

              PEEBLES INC.
             (Registrant)

     By   /s/ Michael F. Moorman               Date:     April 28, 1995
         Michael F. Moorman, President
         and Chief Executive Officer
         (Principal Executive Officer)


     By  /s/ E. Randolph Lail                  Date:     April 28, 1995
         E. Randolph Lail, Senior Vice President
         Finance, CFO, (Principal Financial
         and Accounting Officer)


          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


     By  /s/ Wellford L. Sanders, Jr.          Date:     April 28, 1995
         Wellford L. Sanders, Jr.,
         Director


     By  /s/ William C. DeRusha                Date:     April 28, 1995
         William C. DeRusha, Director


     By  /s/ Malcolm S. McDonald               Date:     April 28, 1995
         Malcolm S. McDonald, Director


          SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO SECTION 15(d) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO SECTION 12 OF THE ACT.



          The Company has furnished to the Commission a copy of its proxy statement and form of proxy sent to its security holders in connection with the Company's May 10, 1995 special meeting of stockholders.

AUDITED FINANCIAL STATEMENTS

PEEBLES INC.

JANUARY 28, 1995



Report of Independent Auditors..........................F-1

Balance Sheet.........................................  F-2

Statement of Income...................................  F-3

Statement of Changes in Stockholders' Equity..........  F-4

Statement of Cash Flows...............................  F-5

Notes to Financial Statements.......................... F-6

REPORT OF INDEPENDENT AUDITORS

Board of Directors
Peebles Inc.

We have audited the accompanying balance sheet of Peebles Inc. as of January 28, 1995 and January 29, 1994, and the related statements of income, changes in stockholders' equity, and cash flows for each of the three fiscal years in the period ended January 28, 1995. Our audits also included the financial statement schedule listed in the
index at Item 14(a). These financial   statements and schedule are  the
responsibility  of   the   Company's management.   Our  responsibility
is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Peebles Inc. at January 28, 1995 and January 29, 1994, and the results of its operations and its cash flows for each of the three fiscal years in the period ended January 28, 1995, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.



                          /s/ Ernst & Young LLP
                              Richmond, Virginia

March  9, 1995, except for Note J, as to which the date is  April 4, 1995

BALANCE SHEET
PEEBLES INC.
(dollars in thousands, except per share amounts)

                                           JANUARY 28,    JANUARY 29,
                                               1995           1994
                                          --------------   ------------
 ASSETS
 CURRENT ASSETS
  Cash                                        $    408       $     99
  Accounts receivable, net                      28,812         28,386
  Merchandise inventories                       44,703         41,652
  Prepaid expenses                                 306            246
  Refundable income taxes                          778            294
  Other                                             62            554
                                              --------      ---------
                      TOTAL CURRENT ASSETS      75,069         71,231
 PROPERTY AND EQUIPMENT
  Fixtures and equipment                        43,991         40,569
  Land and building                              5,751          5,751
  Leasehold improvements                           368            502
                                              --------      ---------
                                                50,110         46,822
  Accumulated depreciation and amortization     21,159         21,919
                                              --------      ---------
                                                28,951         24,903

 Buildings under capital leases, net             1,230          1,400

 OTHER ASSETS
  Excess of cost over net assets
   acquired, net                                37,111         38,800
  Deferred financing costs, net                    277            582
  Beneficial leaseholds, net                     3,345          3,723
  Sundry                                         2,971          3,088
                                              --------      ---------
                                                43,704         46,193
                                              --------      ---------
                                              $148,954       $143,727
                                              ========      =========
 LIABILITIES AND STOCKHOLDERS' EQUITY
 CURRENT LIABILITIES
  Accounts payable                            $  8,722       $  7,306
  Accrued compensation and other expenses        5,587          5,627
  Deferred income taxes                          4,472          4,957
  Current maturities of long-term debt           5,850          8,538
  Other                                            566            455
                                              --------      ---------
                 TOTAL CURRENT LIABILITIES      25,197         26,883
 LONG-TERM DEBT                                 34,240         35,602
 LONG-TERM CAPITAL LEASE OBLIGATIONS             1,865          2,067
 DEFERRED INCOME TAXES                           5,416          4,481
 COMMON STOCK WARRANTS
 Subject to redemption, with an exercise
 price of $0.00; issued and outstanding 95
 and 6,486 warrants, respectively                    2            164
 STOCKHOLDERS' EQUITY
 Preferred stock--no par value, authorized
   1,000,000 shares, none issued or
   outstanding                                      --             --
 Common stock--par value $.10 per share,
   authorized 5,000,000 shares, issued and
   outstanding 2,942,690 and 2,933,562,
   respectively                                    294            293
 Additional capital                             64,390         64,174
 Retained earnings:
   Accumulated from February 1, 1992,
   subsequent to a deficit elimination of
   $10,477 on that date                         17,550         10,063
                                              --------      ---------
                                                82,234         74,530
                                              --------      ---------
                                              $148,954       $143,727
 See notes to financial statements            ========      =========

STATEMENT OF INCOME
PEEBLES INC.
(dollars in thousands, except per share amounts)

                                                       FISCAL YEARS ENDED
                                          JANUARY 28,    JANUARY 29,    JANUARY 30,
                                             1995           1994            1993
NET SALES                                 $  167,662     $  151,772     $  140,943

COSTS AND EXPENSES
  Cost of sales                               98,066         91,134         84,033
  Selling, general and administrative         45,205         40,320         37,717
  expenses
  Depreciation and amortization                6,729          6,029          5,557
                                          ----------     ----------     ----------
                    OPERATING INCOME          17,662         14,289         13,636

OTHER INCOME (EXPENSE)                           131             (1)          (145)

INTEREST EXPENSE                               4,569          4,248          4,981
                                          ----------     ----------     ----------
          INCOME BEFORE INCOME TAXES          13,224         10,040          8,510

INCOME TAXES
  Current                                      5,297          3,960          3,447
  Deferred                                       450            553            505
                                          ----------     ----------     ----------
                                               5,747          4,513          3,952
                                          ----------     ----------     ----------

                          NET INCOME      $    7,477     $    5,527     $    4,558
                                          ==========     ==========     ==========
NET INCOME PER SHARE                      $     2.54     $     1.88     $     1.56
 Average common stock and common          ==========     ==========     ==========
  stock equivalents outstanding            2,940,281      2,932,905      2,918,352
                                          ==========     ==========     ==========

See notes to financial statements

STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
PEEBLES INC.
(dollars in thousands, except per share amounts)

                                      Common Stock
                                  ---------------------
                                                 Par    Additional  Retained
                                     Shares      Value    Capital   Earnings
                                  ----------    -------  ---------  ---------
BALANCE FEBRUARY 1, 1992           2,873,562    $  287   $ 62,651   $    --


Common stock issued in connection
 with the Equity Incentive Plan       40,000         4        872        --


Common stock warrants issued in
 connection with the Equity
 Incentive Plan                           --        --        176        --

Common stock warrants redemption
 price adjustment                         --        --         --       (11)

Net income                                --        --         --     4,558
                                  ----------    ------   --------   -------
BALANCE JANUARY 30, 1993           2,913,562       291     63,699     4,547


Common stock issued in
 connection with the Equity
 Incentive Plan                       20,000         2        475        --


Common stock warrants
redemption price adjustment               --        --         --       (11)

Net income                                --        --         --     5,527
                                  ----------    ------   --------   -------
BALANCE JANUARY 29, 1994           2,933,562       293     64,174    10,063

Common stock issued in
 redemption of Common
 Stock Warrants                        6,391         1        151        10

Common stock issued upon
 exercise of common
 stock options                         2,737        --         65        --

Net income                                --        --         --     7,477
                                  ----------    ------   --------   -------
BALANCE JANUARY 28, 1995           2,942,690    $  294   $ 64,390   $17,550

See notes to financial statements

STATEMENT OF CASH FLOWS
PEEBLES INC.
(dollars in thousands)

                                                        FISCAL YEARS ENDED
                                         January 28,       January 29,    January 30,
                                            1995              1994           1993
                                         ----------         ---------      ---------
OPERATING ACTIVITIES
Net income                                $  7,477          $  5,527       $  4,558
Adjustments to reconcile net
income to net cash provided
by operating activities:
Depreciation                                 3,677             3,088          2,787
Amortization                                 3,508             3,376          3,215
Deferred income taxes                          450               553            505
Provision for doubtful accounts                620               546            577
LIFO reserve adjustment                       (182)            1,144            349
Changes in operating assets and
liabilities
Accounts receivable                         (1,046)           (2,066)           949
Merchandise inventories                     (2,869)           (5,802)         2,424
Accounts payable                             1,416            (2,420)         2,783
Other assets and liabilities                    19             1,819          3,181
                                          --------          --------       --------
NET CASH PROVIDED BY OPERATING              13,070             5,765         21,328
ACTIVITIES

INVESTING ACTIVITIES
Purchase of property and equipment          (8,454)           (7,372)        (5,747)
Other                                         (257)             (105)          (105)
                                          --------          --------       --------
NET CASH USED IN INVESTING ACTIVITIES       (8,711)           (7,477)        (5,852)

FINANCING ACTIVITIES
Proceeds from revolving line of credit
and long-term debt                         173,754           163,554        139,305

Reduction in revolving line of credit
and long-term debt                        (177,804)         (161,836)      (154,785)
                                          --------          --------       --------
NET CASH PROVIDED BY (USED IN)
FINANCING ACTIVITIES                        (4,050)            1,718        (15,480)
                                          --------          --------       --------
INCREASE (DECREASE) IN CASH AND CASH           309                 6             (4)
EQUIVALENTS

Cash and cash equivalents
beginning of period                             99                93             97
                                          --------          --------       --------
CASH AND CASH EQUIVALENTS END OF PERIOD   $    408          $     99       $     93
                                          ========          ========       ========

See notes to financial statements

NOTES TO FINANCIAL STATEMENTS
PEEBLES INC.
JANUARY 28, 1995

(dollars in thousands, except per share amounts)


NOTE A--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION  AND  BASIS  OF  FINANCIAL  STATEMENT  PRESENTATION:
Peebles Inc. ("Peebles" or the "Company") is the successor to a group of related companies that has operated a retail department store business since 1891 under the name "Peebles". The Company currently operates 58 department stores in small and medium-sized communities in ten Southeastern and Mid-Atlantic States.

FISCAL YEAR: The Company's fiscal year ends on the Saturday nearest January 31. Fiscal years 1994, 1993, and 1992 ended on January 28, 1995, January 29, 1994, and January 30, 1993, respectively. Results of operations for each of these years consisted of fifty-two weeks. References to years relate to fiscal years rather than calendar years.

QUASI-REORGANIZATION: As a result of a recapitalization of the Company completed January 31, 1992, a quasi-reorganization was implemented as of February 1, 1992. An accumulated deficit of $10,477 was transferred to additional capital.

STATEMENT OF CASH FLOWS: Peebles considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. There were no cash equivalents at January 28, 1995 or January 29, 1994. The issuance of certain common stock and common stock warrants increased shareholders' equity by $162, $477 and $1,052 in 1994, 1993 and 1992, respectively, and accordingly, has been excluded from the Statement of Cash Flows as a non-cash transaction.

MERCHANDISE INVENTORIES: Merchandise inventories are accounted for by the retail inventory method applied on a last in, first out ("LIFO") basis.

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

ADVERTISING COSTS: Advertising costs, charged to selling, general and administrative expenses as incurred, aggregated
$4,255, $4,089 and $3,460 for 1994, 1993 and 1992, respectively.

EXCESS OF COST OVER NET ASSETS ACQUIRED: The excess of cost over net assets acquired ("Goodwill") is being amortized on a straight-
line   basis   over  a  twenty-five  year  period.    Accumulated
amortization at January 28, 1995 and January 29, 1994 was $5,060 and $3,371, respectively.

DEFERRED FINANCING COSTS: Deferred financing costs are being amortized by the interest method over a period ending February 1, 1996. Amortization expense of $457, $435, and $445 for deferred financing costs are included in interest expense for 1994, 1993, and 1992 respectively. Accumulated amortization at January 28, 1995 and January 29, 1994 was $2,803 and $2,346, respectively.

BENEFICIAL LEASEHOLDS: Amortization is provided by the straight-line basis over the estimated composite useful lives of the related leases. Accumulated amortization at January 28, 1995 and January 29, 1994 was $2,117 and $1,739, respectively.

INCOME TAXES: Deferred income taxes are provided for temporary differences between income and expense for financial reporting purposes and for income tax purposes.

NET INCOME PER SHARE: Net Income per share is based on the weighted-average number of shares and common stock equivalents outstanding.

PEEBLES INC.

NOTE B--MERCHANDISE INVENTORIES

In connection with an acquisition of the Company in January 1989, the  recorded  value of merchandise inventories was increased  to
fair   value   (the   "Fair   Value  Adjustment").    Merchandise
inventories consisted of the following:

                                   January 28,    January 29,   January 30,
                                      1995          1994           1993
                                   -----------    -----------   -----------
 Merchandise inventories
   at lower of cost (FIFO)
   or market                         $33,332       $30,463       $24,661
 Fair Value Adjustment                14,209        14,209        14,530
 Reduction in Fair Value
   Adjustment                             --            --          (321)
 LIFO reserve                         (2,838)       (3,020)       (1,876)
                                    --------     ---------      --------
 Merchandise inventories
   at LIFO cost                      $44,703       $41,652       $36,994
                                    ========     =========      ========

Reduced inventory levels during 1992 resulted in a liquidation of LIFO inventory quantities carried at costs prevailing in prior years. This LIFO decrement affected the base year and therefore resulted in a reduction of the Fair Value Adjustment of $321, charged to cost of sales in 1992.

NOTE C--ACCOUNTS RECEIVABLE

Accounts receivable are shown net of $930 and $950 representing the allowance for uncollectible accounts at January 28, 1995 and January 29, 1994, respectively. The provision for doubtful accounts was $620, $546, and $577 for 1994, 1993 and 1992, respectively. Finance charges on credit sales, included as a reduction of selling, general and administrative expenses, aggregated $4,818, $4,576 and $4,652, for 1994, 1993 and 1992,
respectively.

As a service to its customers, the Company offers credit through the use of its own charge card, certain major credit cards and a layaway plan. The Peebles' customer usually resides in the local community immediately surrounding the store location. Peebles stores serve these local customers in Virginia, Maryland, North Carolina, South Carolina, Tennessee, Kentucky, Delaware, New Jersey, Pennsylvania and New York. The Company does not require collateral from its customers.

NOTE D--SUNDRY ASSETS

 Sundry consisted of:
                               January 28, 1995   January 29, 1994
                               ----------------   ----------------
   Investment in and advances
     to buying office               $ 1,694            $ 1,586
   Pension asset, net                 1,032              1,176
   Other                                245                326
                                    -------            -------
                                    $ 2,971            $ 3,088
                                    =======            =======

NOTE E--LONG-TERM DEBT

 Long-term debt consisted of the following:

                               January 28, 1995  January 19, 1994
                               ----------------  ----------------
   Senior Revolving Facility       $28,550           $30,000
   Senior Term Facility             11,340            13,840
   Other                               200               300
                                   -------           -------
                                    40,090            44,140
   Less current maturities           5,850             8,538
                                   -------           -------
                                   $34,240           $35,602
                                   =======           =======

PEEBLES INC.

NOTE E--LONG-TERM DEBT - Continued

The Senior Revolving Facility ("Revolving Facility") and the Senior Term Facility ("Term Facility"), together the Second Amended and Restated Credit Agreement (the "Credit Agreement"),
provide the Company with working capital and funds for capital expenditures. On September 30, 1994, the Company and its bank signed Amendment No. 2 to the Credit Agreement (the "Amendment"). The Amendment (i) extended the maturity date of the Credit Agreement one year to February 1, 1997; (ii) reduced the quarterly principal payments due under the Term Facility from $750 to $500; (iii) reduced the annual interest rate from prime plus 1-1/2% to either prime plus 3/4%, provided certain quarterly operating criteria are met, or prime plus 1% if the criteria are not satisfied; (iv) increased allowable annual capital expenditures from $8.75 to $10.0 million; and (v) increased the flexibility of certain restrictive debt covenants. The Credit Agreement remains in full force and effect except where amended. The operations of the Company from September 30, 1994 through January 28, 1995 continuously satisfied the criteria of the Credit Agreement such that interest on outstanding borrowings was charged at prime plus 3/4%. Restrictive covenant provisions of the Credit Agreement prohibit payment of cash dividends in any fiscal year. The Credit Agreement is secured by a first priority security interest in substantially all the personal property and certain real property of Peebles.

The amount available for borrowings under the Revolving Facility is determined by a defined asset based formula with maximum borrowings limited to $76,000 less amounts outstanding under the Term Facility. The Company pays a fee of 1/4% per annum on any unused portion of the Revolving Facility. The Revolving Facility has no specific paydown provisions. Based on the anticipated operations of the Company in the succeeding year, $24,800 and $24,600 were considered long-term obligations at January 28, 1995 and January 29, 1994, respectively, representing the minimum
outstanding   balance   of   the  Revolving   Facility   for   an
uninterrupted period extending beyond one year from the balance sheet date.

Peebles has commitments for letters of credit with a bank which totaled $462 and $455 at January 28, 1995 and January 29, 1994, respectively. Approximately $127 expire during 1995, and the remainder expires August 1, 1998.

During 1994, 1993 and 1992, Peebles made cash interest payments of $4,091, $3,548, and $4,917, respectively.

Aggregate principal payments on long-term debt for the next five fiscal years are: 1995--$5,850, 1996--$34,240, 1997, 1998 and
1999--$0.

NOTE F_LEASES

The Company leases substantially all of its store locations under capital and operating leases with initial terms ranging from 1 to 25 years and renewal options of 1 to 5 years expiring at various dates through 2033. The following is a summary of assets under capitalized leases:

                                  January 28, 1995   January 29, 1994
                                  ----------------   ----------------
 Buildings under capital leases       $ 3,018            $ 3,018
 Less--accumulated
   amortization                        (1,788)            (1,618)
                                      -------            -------
                                      $ 1,230            $ 1,400
                                      =======            =======

Total rental expense under operating leases was as follows:

                            1994         1993        1992
                            ----         ----        ----
   Minimum                $  5,915     $  5,479     $ 5,162
   Contingent                  531          490         412
                          --------     --------     -------
                          $  6,446     $  5,969     $ 5,574
                          ========     ========     =======

Contingent rentals are based upon a percentage of annual sales in excess of specified amounts.

PEEBLES INC.

Future minimum lease payments under capital leases and noncancellable operating leases at January 28, 1995 were as follows:

                                      Capital       Operating
   Fiscal Year                        Leases         Leases
   -----------                       --------       ---------
   1995                              $    487       $  6,016
   1996                                   487          5,810
   1997                                   487          5,364
   1998                                   377          5,087
   1999                                   377          5,020
   Thereafter                           1,160         33,235
                                     --------       --------
   Total minimum lease payments         3,375       $ 60,532
   Less:  amounts representing                      ========
     interest                          (1,308)
                                     --------
   Present value of net minimum
   lease payments, including
   current maturities of $202, with
   interest rates ranging from
   11.3% to 18.1%                    $  2,067
                                     ========


NOTE G--COMMON STOCK WARRANTS
On July 15, 1994 (the "Determination Date"), 6,486 warrants to purchase one share of Peebles common stock, $.10 par value (the "Common Stock") at the exercise price of zero dollars ($0.00) per share ("Warrant") became exercisable. Subsequent to the Determination Date, 6,391 Warrants were redeemed for Common Stock. Prior to the redemption, outstanding Warrants are accreted to fair market value and reflected as an adjustment to retained earnings.

NOTE H--EMPLOYEE BENEFIT PLANS
THE  EMPLOYEES RETIREMENT  PLAN OF PEEBLES  INC.:   The  Company
provides a defined benefit pension plan which covers substantially all employees. Participation is dependent on meeting certain age and service requirements. Benefits are based on total years of benefit service and the employee's compensation during the five consecutive calendar years which produce the highest average. Peebles makes annual contributions to the Plan equal to the contribution required to satisfy minimum funding standards under ERISA.

Net periodic pension cost included the following components:

                                  1994     1993    1992
                                 ------   ------  ------
  Service cost-benefits earned
   during the period             $ 323    $ 297   $ 263
  Interest cost on projected
   benefit obligation              448      443     413
  Actual return on plan assets     177     (463)   (198)
  Net amortization and deferral   (804)    (129)   (402)
                                 -----    -----   -----
  Net periodic pension cost      $ 144    $ 148   $  76
                                 =====    =====   =====

PEEBLES INC.

NOTE H--EMPLOYEE BENEFIT PLANS--Continued

The following table sets forth the Plan's funded status and amounts recognized in Peebles balance sheet:

                                        January 28, 1995   January 29, 1994
                                        ----------------   ----------------
  Actuarial present value of
    benefit obligations:
  Accumulated benefit obligations
    including vested benefits of
    $4,385 and $4,428,                     $   (4,737)        $   (4,861)
    respectively
                                           ==========         ==========
  Projected benefit obligation             $   (5,856)        $   (6,313)
  Plan assets at fair value,
   primarily listed stocks and
   U.S. Government Treasury Bonds               6,389              6,876
  Plan assets in excess of projected       ----------         ----------
   benefit obligations                            533                563
  Prior service costs                             (84)                76
  Unrecognized net loss                           658                626
  Unrecognized net asset                          (75)               (89)
  Net pension asset recognized             ----------         ----------
  in the balance sheet                     $    1,032         $    1,176
                                           ==========         ==========

In calculating the present value of projected benefit obligations for 1994 and 1993, a 5.0% weighted average rate of compensation was used, and weighted-average discount rates of 8.75% and 7.5%, respectively, reduced the projected benefit obligation by some $696. The expected long-term rate of return on plan assets was 9% for 1994, 1993, and 1992.

THE PEEBLES INC. 401 (K) PROFIT SHARING PLAN: In October 1993, the Company adopted a qualified profit sharing and retirement savings plan, which under Section 401 (k) of the Internal Revenue Code, allows tax deferred contributions from eligible employees of up to 12% of their annual compensation. The Company does not currently contribute to the plan.

THE 1993 STOCK OPTION PLAN: In April 1993, the stockholders approved the 1993 Stock Option Plan to replace an equity incentive plan (the "Equity Incentive Plan"). Both the Equity Incentive Plan and the 1993 Stock Option Plan were designed to provide a long-term incentive to certain key management personnel. Under the Equity Incentive Plan, 20,000 shares and 40,000 shares of Common Stock were issued in 1993 and 1992, respectively, and the Company recorded additional compensation expense of $792, and $1,590 in 1992 and 1991, respectively. Under the provisions of the 1993 Stock Option Plan, both incentive stock options and non-qualified stock options are granted and, as such, 450,000 shares of Common Stock are reserved for issuance. The Board of Directors has the authority and complete discretion to, among other things, determine the date of grant, the recipient employee, the exercise price and the expiration date of the options to purchase one share of the Common Stock. The options granted under the 1993 Stock Option Plan have an exercise price equal to the estimated fair value of the Common Stock on the date of grant, vest ratably over a three to five year period and expire ten years from the date of grant.

Activity under the 1993 Stock Option Plan is as follows:

                                 Shares Under     Exercise
                                    Option       Price Per
                                                   Share
                                 -------------  ------------
INITIAL GRANT, FEBRUARY 8, 1993     231,794       $23.75

OUTSTANDING OPTIONS, JANUARY        231,794        23.75
  29, 1994
  Granted                           218,206        23.75
  Exercised                          (2,737)       23.75
  Canceled                          (11,564)       23.75
                                  ---------
OUTSTANDING OPTIONS, JANUARY
  28, 1995                          435,699        23.75
                                  =========      =======
EXERCISABLE AT JANUARY 28, 1995      69,636       $23.75
                                  =========      =======

PEEBLES INC.

NOTE I - INCOME TAXES

The provisions for income taxes consisted of the following:

                                 1994     1993     1992
                              -------   -------  -------
  Current:  Federal           $ 4,354   $ 3,273  $ 2,844
            State                 943       687      603

  Deferred: Federal               371       455      422
            State                  79        98       83
                              -------   -------  -------
                              $ 5,747   $ 4,513  $ 3,952
                              =======   =======  =======

Income taxes differ from the amounts computed by applying the applicable federal statutory rates due to the following:

                                 1994     1993     1992
                               -------   -------   ------
  Taxes at the federal
    statutory rate             $ 4,628   $ 3,514   $ 2,893

  Increases (decreases):
    State income taxes, net
     of federal tax                676       518       453
    Amortization of purchase
     accounting adjustments        574       574       574
    Other                         (131)      (93)       32
                                ------    ------    ------
                               $ 5,747   $ 4,513   $ 3,952
                                ======    ======    ======

Significant components of deferred tax liabilities and assets are as follows:

                                  January 28, 1995    January 29, 1994
                                  ----------------    ----------------
  Deferred tax liabilities:
    Inventory valuation            $    4,830            $   5,134
    Depreciation and amortization       5,122                4,169
    Pensions                              397                  452
    Other                                  --                  190
                                   ----------            ---------
                                       10,349                9,945
  Deferred tax assets:
    Net operating loss carryover           --               (1,200)
    Doubtful accounts                    (358)                (366)
    Other                                (103)                (141)
                                   ----------            ---------
                                         (461)              (1,707)
  Valuation allowance                      --                1,200
                                   ----------            ---------
                                         (461)                (507)
                                   ----------            ---------
  Net deferred tax liabilities     $    9,888            $   9,438
                                   ==========            =========

Peebles made cash income tax payments of $6,183, $4,175 and $3,509 for 1994, 1993 and 1992, respectively.

The Internal Revenue Service has completed its examination of the Company's federal income tax returns for the fiscal years ended February 1, 1992, and February 2, 1991, and the Company has agreed to various adjustments proposed by the government. As a result of this agreement, which does not materially affect the Company's financial position or results of operations, the Company's net operating loss carryover and the associated valuation allowance have been eliminated.

PEEBLES INC.


NOTE J - SUBSEQUENT EVENT

On April 4, 1995, the Company announced that it had signed an agreement to be acquired by PHC Retail Holding Company ("PHC Retail"), an affiliate of Kelso & Company, Inc., an investment firm located in New York City. The transaction provides for the merger of a subsidiary of PHC Retail into Peebles and the receipt of cash by the shareholders of Peebles. The closing of the transaction is subject to a number of conditions, including regulatory and shareholder approval, and is expected to be completed in May.


NOTE K - QUARTERLY FINANCIAL DATA (UNAUDITED)

(dollars in thousands)                  FISCAL QUARTER

                                     First              Second               Third              Fourth
                                1994      1993      1994      1993      1994      1993      1994      1993
Net Sales...................  $34,767   $29,510   $36,782   $33,423   $41,025   $37,277   $55,088   $51,562

Cost of Sales...............   21,091    17,419    21,461    19,944    24,843    22,673    30,671    31,098

Gross Margin................   13,676    12,091    15,321    13,479    16,182    14,604    24,417    20,464

Operating Income............    2,282     2,204     3,304     2,562     3,257     2,560     8,819     6,963

Net Income..................      825       664     1,331       843     1,230       872     4,091     3,148

Net Income Per Share........  $   .28   $   .23   $   .45   $   .29   $   .42   $   .30   $  1.39   $  1.07

                  INDEX TO FINANCIAL STATEMENT SCHEDULES


                                PEEBLES INC.

Schedule I.               Condensed Financial Information of
                          Registrant  . . . . . . . . . . . . . . . . . N/A
Schedule II.              Valuation and Qualifying Accounts . . . . . . S-1
Schedule III.             Real Estate and Accumulated Depreciation  . . N/A
Schedule IV.              Mortgage Loans on Real Estate . . . . . . . . N/A
Schedule V.               Supplemental Information Concerning Property-
                          Casualty Insurance Operations . . . . . . . . N/A

               SCHEDULE II  --  VALUATION AND QUALIFYING ACCOUNTS

                                PEEBLES INC.

 COLUMN A                                COLUMN B                     COLUMN C                       COLUMN D           COLUMN E
                                                                      ADDITIONS
DESCRIPTION                         BALANCE AT BEGINNING                                      DEDUCTIONS - DESCRIBE   BALANCE AT END
                                         OF PERIOD        CHARGED TO COSTS   CHARGED TO OTHER                            OF PERIOD
                                                            AND EXPENSES    ACCOUNTS-DESCRIBE
Year Ended January 28, 1995
  Deducted from asset accounts:
    Allowance for doubtful accounts      $  950,000          $  620,000                               $640,000 (1)      $  930,000
    LIFO Reserve                         $3,020,281          $ (182,207)                                                 $2,838,074

Year Ended January 29, 1994
  Deducted from asset accounts:
    Allowance for doubtful accounts      $1,100,000          $  546,000                               $696,000 (1)      $  950,000
    LIFO Reserve                         $1,876,063          $1,144,218                                                 $3,020,281

Year Ended January 30, 1993
  Deducted from asset accounts:
    Allowance for doubtful accounts      $1,345,000          $  577,000                               $822,000 (1)      $1,100,000
    LIFO Reserve                         $1,527,222          $  348,841                                                 $1,876,063


(1)    Uncollectible accounts written off, net of recoveries.

                                EXHIBIT INDEX
Exhibit                                                                 Page
  No.                          Description                             Number

  2.1            Form of Agreement and Plan of Merger among PHC
                 Retail Holding Company, Peebles Acquisition Corp.
                 and Peebles Inc., exclusive of exhibits and schedules.
                 The Registrant hereby undertakes to furnish to the
                 Commission supplementally upon request a copy of any
                 omitted exhibit or schedule.
  3.1+           Form of Amended and Restated Articles of Incorporation
                 of Peebles Inc.
  3.2+           Form of Amended and Restated Bylaws of Peebles
                 Inc.
  3.3            Amendment to Amended and Restated Articles of
                 Incorporation dated May 3, 1993.
  4.2*           Form of Warrant Agreement between PBL Acquisition Corp.
                 and the Warrant Agent.
  4.3*           Form of Warrant Certificate (included in the Warrant
                 Agreement filed as Exhibit 4.2 hereto).
 10.1+           Second Amended and Restated Credit Agreement dated
                 January 31, 1992 by and between NatWest USA Credit Corp.
                 and Peebles Inc. (the "Credit Agreement").
 10.2+           Form of Term Note.
 10.3+           Form of Credit Note.
 10.4+           Amended and Restated Continuing General Borrower
                 Security Agreement made January 31, 1992 by and between
                 Peebles Inc. and NatWest USA Credit Corp.
 10.5+           Trademark Security Agreement made January 31, 1992 between
                 Peebles Inc. and NatWest USA Credit Corp.
 10.6*           Deed of Trust made January 20, 1989 by and among Peebles
                 Inc., the Trustee party thereto and NatWest USA Credit Corp.
 10.7*           Peebles Inc. Qualified Defined Benefit Pension Plan.
 10.8            Standard Service Agreement, as amended, dated January 17, 1995 between Frederick Atkins, Incorporated and Peebles Inc.
                 the predecessor to Peebles Inc.).
 10.9++          Waiver and Amendment No. 1 dated, January 4, 1993, to the
                 Credit Agreement.
 10.10++         1993 Stock Option Plan and form of Incentive Stock Option
                 Agreement.

Exhibit                                                                 Page
  No.                                      Description                 Number

 10.11**         Form of Indemnification, Guarantee and Contribution
                 Agreement dated as of March 13, 1991 among PBL
                 Acquisition Corp., Peebles Holdings, Inc., Peebles Inc.
                 and each of the directors and officers of Peebles Inc.
 10.12++         Form of Agreement providing for cash payment upon certain
                 changes of control of the Company.
 10.13+++        Waiver and Amendment No. 2, dated March 24, 1993 to the
                 Credit Agreement.
 10.14           Amendment No. 2, dated September 30, 1994 to the Credit
                 Agreement.
 10.15           Form of Change of Control Agreement, dated March 30, 1995
                 entered into by Peebles and nine senior executives of Peebles
 10.16           Form of Employment Agreement, dated March 30, 1995.
                 entered into by Peebles and fourteen executives of Peebles.
 21              Subsidiaries of the Registrant.
 27              Financial Data Schedule
___________________
* Incorporated by reference from the Registration Statement of PBL and Peebles on Form S-1 (Registration No. 33-27126), which was declared effective by the Commission on July 14, 1989.

** Incorporated by reference from the Form 10-K of PBL and the Company for the fiscal year ended February 2, 1991.

+ Incorporated by reference from the Form 10-K of the Company for the fiscal year ended February 1, 1992.

++ Incorporated by reference from the Form 10-K of the Company for the fiscal year ended January 30, 1993.

+++ Incorporated by reference from the Form 10-K of the Company for the fiscal year ended January 29, 1994.