Form 10-Q
period 1995-04-29
PEEBLES INC
filed 1995-06-15
CIK 804125

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                    ________________________

                            FORM 10-Q


        Quarterly Report Pursuant to Section 15(d) of the
                 Securities Exchange Act of 1934

              For the Quarter Ended April 29, 1995

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

As of April 29, 1995, 2,942,690 shares of Common Stock of
Peebles Inc. were outstanding.

ITEM 1.   FINANCIAL STATEMENTS

CONDENSED BALANCE SHEET
 PEEBLES INC.
(dollars in thousands, except per share amounts)

                                             April 29,   January 28,   April 30,
                                                1995        1995          1994
   ASSETS                                    (Unaudited)             (Unaudited)

   CURRENT ASSETS
     Cash                                   $      74    $     408   $      89
     Accounts receivable, net                  26,344       28,812      25,542
     Merchandise Inventories                   48,240       44,703      42,166
     Prepaid expenses                             412          306         301
     Other                                        119          840         590
                                              -------     --------     -------
                                                   --           --          --
                     TOTAL CURRENT ASSETS      75,189       75,069      68,688

   PROPERTY AND EQUIPMENT, net                 29,403       28,951      25,490
   BUILDINGS UNDER CAPITAL LEASES, net          1,183        1,230       1,353
   OTHER ASSETS
     Excess of cost over net assets
       acquired, net                           36,690       37,111      38,379
     Other                                      6,845        6,593       7,165
                                              -------     --------     -------
                                               43,535       43,704      45,544
                                              -------     --------     -------
                                             $149,310     $148,954    $141,075
                                              =======    =========    ========
   LIABILITIES AND STOCKHOLDERS' EQUITY
   CURRENT LIABILITIES
     Accounts payable                        $  8,599     $  8,722    $  6,976
     Accrued compensation and other expenses    3,310        5,587       4,007
     Deferred income taxes                      4,472        4,472       4,957
     Current maturities of long-term debt       8,294        5,850       7,958
     Other                                        590          566         293
                                              -------     --------     -------
             TOTAL CURRENT LIABILITIES         25,265       25,197      24,191
   LONG-TERM DEBT                              33,740       34,240      34,852
   LONG-TERM CAPITAL LEASE OBLIGATIONS          1,814        1,865       2,032
   DEFERRED INCOME TAXES                        5,416        5,416       4,481
   COMMON STOCK WARRANTS                            2            2         164
   STOCKHOLDERS' EQUITY
   Common stock--par value $.10 per share,
     authorized 5,000,000 shares, issued and
     outstanding 2,942,690, 2,942,690 and
     2,933,562 shares, respectively               294          294         293
   Additional capital                          64,390       64,390      64,174
   Retained earnings:
   Accumulated from February 1, 1992,
     subsequent to a deficit elimination of
     $10,477 on that date                      18,389       17,550      10,888
                                              -------     --------     -------
                                               83,073       82,234      75,355
                                              -------     --------     -------
                                             $149,310     $148,954    $141,075
                                             ========     ========    ========

See notes to condensed financial statements

CONDENSED STATEMENT OF INCOME
 PEEBLES INC.
(dollars in thousands, except per share amounts)

                                           Three-Month Period Ended
                                          April 29,        April 30,
                                             1995             1994
                                         (Unaudited)      (Unaudited)
NET SALES                                  $ 36,518         $ 34,767

COSTS AND EXPENSES
Cost of sales                                21,585           21,091
Selling, general and administrative
  expenses                                   10,832            9,651
Depreciation and amortization                 1,760            1,743
                                           --------         --------
                                             34,177           32,485
                                           --------         --------
OPERATING INCOME                              2,341            2,282

OTHER INCOME                                     77              176

INTEREST EXPENSE                              1,057              998
                                           --------         --------
INCOME  BEFORE INCOME TAXES                   1,361            1,460

INCOME TAXES
Federal, state and deferred                     524              635
                                           --------         --------

NET INCOME                                 $    837         $    825
                                           ========         ========
EARNINGS PER SHARE                         $    .28         $    .28
                                           ========         ========
Average common stock and common stock
   equivalents outstanding                2,942,785         2,940,048
See notes to condensed financial statements

CONDENSED STATEMENT OF CASH FLOWS
 PEEBLES INC.
(dollars in thousands)

                                          Three-Month Period Ended
                                         April 29,        April 30,
                                           1995              1994
                                        (Unaudited)      (Unaudited)
OPERATING ACTIVITIES
Net Income                               $   837           $   825
Adjustments to reconcile net income to
net cash provided by operating
activities:
Depreciation                               1,076               929
Amortization                                 736               923
Changes in operating assets and
liabilities:
Accounts receivable                        2,468             2,844
Merchandise inventories                   (3,537)             (514)
Accounts payable                            (123)             (330)
Other assets and liabilities              (1,874)           (1,650)
                                         --------          -------
NET CASH PROVIDED BY (USED IN)
OPERATING ACTIVITIES                        (417)            3,027

INVESTING ACTIVITIES
Purchase of property and equipment        (1,679)           (1,644)
Other                                       (182)              (63)
                                         --------          -------
NET CASH USED IN INVESTING ACTIVITIES     (1,861)           (1,707)

FINANCING ACTIVITIES
Proceeds from revolving line of credit
  and long-term debt                      44,628            38,696
Reduction in revolving line of credit
  and long-term debt                     (42,684)          (40,026)
                                         --------          -------
NET CASH PROVIDED BY (USED IN)
  FINANCING ACTIVITIES                     1,944            (1,330)

DECREASE IN CASH AND CASH EQUIVALENTS       (334)              (10)

Cash and cash equivalents beginning of
  period                                     408                99
                                         --------          -------

CASH AND CASH EQUIVALENTS END OF PERIOD  $    74           $    89
                                         =======           =======


See notes to condensed financial statements

NOTES TO CONDENSED FINANCIAL STATEMENTS
PEEBLES INC.
April 29, 1995

(dollars in thousands, except per share amounts)


NOTE A_BASIS OF PRESENTATION
The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal and recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended April 29, 1995 are not necessarily indicative of the results that may be expected for the fiscal year ended February 3, 1996, due to the seasonal nature of the business of Peebles Inc. ("Peebles" or the "Company"). For further information, refer to the financial statements and footnotes thereto included in Peebles' annual report on Form 10-K for the fiscal year ended January 28, 1995.

NOTE B_CHANGE IN CONTROL
On June 9, 1995, PHC Retail Holding Company ("PHC Retail"), an affiliate of Kelso & Company ("Kelso"), an investment firm located in New York, New York, acquired all of the outstanding common stock, $.10 par value (the "Common Stock"), of Peebles as a result of the merger of a wholly-owned subsidiary of PHC Retail with and into Peebles. Prior to the merger, the outstanding shares of Common Stock were owned by approximately 75 shareholders, each of whom received $30 per share in cash for their shares of Common Stock as a result of the merger. Approximately $60 million of the funds required to effect the transaction was provided by affiliates of Kelso and members of the Company's management. The balance of the funding for the transaction, in the form of a $120 million credit facility, was provided by a group of financial institutions led by Natwest Bank, N.A.

NOTE C_ACCOUNTS RECEIVABLE
Accounts receivable are shown net of $930, $930 and $950 representing the allowance for uncollectible accounts at April 29, 1995, January 29, 1994 and April 30, 1994, respectively. As a service to its customers, the Company offers credit through the use of its own charge card, certain major credit cards and a layaway plan. The Peebles' customer usually resides in the local community immediately surrounding the store location. Peebles stores serve these local customers in Virginia, Maryland, North Carolina, South Carolina, Tennessee, Kentucky, Delaware, New Jersey, Pennsylvania and New York. The Company does not require collateral from its customers.

NOTE D_INCOME TAXES
Differences  between the effective rate of income taxes  and  the statutory rate arise principally from the state income taxes  and
non-deductible   amortization   related   to   certain   purchase
accounting adjustments.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
     CONDITION AND RESULTS OF OPERATIONS
The following management's discussion and analysis provides information with respect to the results of operations for the three-month period (or "Fiscal Quarter") ended April 29, 1995 in comparison with the Fiscal Quarter ended April 30, 1994.

Net sales for the three-month period ended April 29, 1995 totaled $36,518,000, a 5.0% increase over the total net sales for the comparable three-month period ended April 30, 1994. During the twelve-month period succeeding April 30, 1994, the Company opened five new stores, the latest opening on April 6, 1995, closed one store and re-located three stores. The five new stores opened subsequent to the Fiscal Quarter ended April 30, 1994, along with the new store opened April 29, 1994, accounted for net sales of approximately $2,448,000 in the current year Fiscal Quarter, while the store closed on July 2, 1994 had accounted for $239,000 in the prior year Fiscal Quarter. Comparable store sales declined $458,000, or 1.33%. The comparable stores sales decrease is attributable to fewer fall and winter clearance promotions relative to the prior year Fiscal Quarter as merchandise inventory levels maintained during the current Fiscal Quarter were down from the prior year and in line with the Company's plans. In addition, the prior year fiscal quarter was especially strong, up 11% from the three-month period ended May 1, 1993 in comparison to the average 4% to 5% comparable stores sales increases experienced in the seven Fiscal Quarters preceding the current three-month period.

Cost of sales as a percentage of net sales for the three-month periods ended April 29, 1995 and April 30, 1994 were 59.1% and 60.7%, respectively. This decrease in cost of sales percentage in the current Fiscal Quarter results from the Company's continuing efforts to lower initial markon percentage, and thereby lowering subsequent markdowns, in its everyday fair pricing strategy. In addition, fewer fall and winter clearance markdowns were needed in the current Fiscal Quarter as inventory levels were closer to plan in comparison to the prior year. The Company believes that its customers are best served and the overall profitability enhanced by selling merchandise at the lowest possible initial prices, thereby reducing the need for subsequent clearance promotions.

Selling, general and administrative expenses, including depreciation and amortization, for the Fiscal Quarters ended April 29, 1995 and April 30, 1994 were 34.5% and 32.8% of total net sales. This increase is attributable primarily to the additional expenses incurred in the opening of six new store locations after April 29, 1994 and re-location of another three stores during that same period. The Company has been successful in controlling expenses during growth periods, and expects to realize efficiencies through economies of scale in succeeding Fiscal Quarters.

Interest expense for the three-month period ended April 29, 1995 was $1,057,000, up slightly from the $998,000 for the three-month period ended April 30, 1994. This increase results from a significantly higher prime lending rate in the current year three-month period (9%) in comparison to the prior year (6%), offset by a reduction in the contractual interest rate applied to the Credit Facility provided by the Amendment.

As a result of the changes in operating components discussed above, the net income before taxes was $1,361,000 for the Fiscal
Quarter ended April 29, 1995, compared to $1,460,000 for the Fiscal Quarter ended April 30, 1994.

The income tax expense for the three-month period ended April 29, 1995 was $524,000 compared to $635,000 for the comparable period ended April 30, 1994. The effective income tax rate for the current Fiscal Quarter is 38.5%. versus 43.5% in the comparable prior year period. The effective tax rate differs from the statutory rate primarily due to nondeductible amortization relating to certain acquisition related assets.

As a result of the changes discussed above, net income for the three-month period ended April 29, 1995 was $837,000 compared to net income of $825,000 for the three-month period ended April 30, 1994.

LIQUIDITY AND CAPITAL RESOURCES

For the Fiscal Quarter ended April 29, 1995, operating activities used cash of $417,000, compared to producing $3,027,000 in the Fiscal Quarter ended April 30, 1994. Net income of $837,000 was increased by non-cash adjustments such as depreciation and amortization, as well as through the realization of some $2.5 million of accounts receivable. However, the funding needed for the seasonal increase in merchandise inventories, and the payment of certain cash bonuses accrued at January 28, 1995 and paid during the current Fiscal Quarter offset the cash generated from operations.

In connection with the merger described in Note B, the Company and its bank, Natwest Bank N.A. , as a lender and an agent for two additional lending institutions (together, the "Lenders") entered into a $120 million credit facility (the "New Credit Agreement") on June 9, 1995. The New Credit Agreement provides for two term facilities (the "New Term Facilities") totaling $50 million and a $70 million revolving facility (the "New Revolving Facility"). The Company believes the cash flow generated from operating activities together with funds available under the New Revolving Facility will be sufficient to fund the investing activities and the required payments under the New Credit Agreement.

Anticipated business growth, both in terms of increased sales in existing stores and as a result of new store openings, will also require funding of additional working capital of which the Company must depend on internally generated funds and borrowings under the New Credit Agreement as discussed below. The Company opened six new stores and closed one store during the twelve month period succeeding April 29, 1994, increasing gross square footage by approximately 150,000. During the nine-month period ended February 3, 1996, the Company will open seven additional new stores and re-locate one store, with no anticipated closings of existing stores, increasing the gross square footage by approximately 161,000. Capital expenditures for the three-month period ended April 29, 1995 were approximately $1.7 million and are expected total approximately $9.3 million for the fiscal year ended February 3, 1996, attributable primarily to the new stores. Due to the buildup of inventory for Christmas, Easter, and back-to-school seasons, the Company also has seasonal working capital requirements.

In order to finance its operations and capital needs, including its debt service payments, the Company expects to use funds available to it under the New Revolving Facility and internally generated funds. Under the New Revolving Facility, the Company may borrow up to the lesser of (i) $70,000,000 less the aggregate amount of outstanding letter of credit obligations or (ii) a borrowing base which is a percentage of eligible accounts receivable and inventory. As of June 14, 1995, approximately $41,695,000 was available under the New Revolving Facility, of which approximately $28,614,000 was drawn as of such date. The Company has seasonal working capital requirements, which it anticipates financing with borrowings under the New Revolving Facility. The borrowing base formula for the New Revolving Facility is adjusted to accommodate seasonal working capital requirements. The New Credit Agreement expires on June 9, 2000.

PART II

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  None

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

a.   Exhibits

      None.

b.   Reports on Form 8-K

 Reports were filed on April 5, 1995 and May 11, 1995 reporting
 Item 5,  Other Events, and June 14, 1995, reporting a Change in
 Control.

                           SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                          PEEBLES INC.

Date:   June 15, 1995           By  /s/   Michael F. Moorman
                                    -------------------------
                                    Michael F. Moorman
                                    President and Chief Executive
                                    Officer (Principal Executive
                                    Officer)

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