Form 10-Q/A
period 1995-04-29
PEEBLES INC
filed 1995-07-19
CIK 804125

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                    ________________________
                           FORM 10-Q/A
        Quarterly Report Pursuant to Section 15(d) of the Securities Exchange Act of 1934

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

     (27).  Financial Data Schedule

b.   Reports on Form 8-K

Reports were filed on April 5, 1995 and May 11, 1995 reporting Item 5, Other Events, and June 14, 1995, reporting a
Change in Control.

                      SIGNATURES

Pursuant to the requirements of the Securities Exchange
Act of 1934, the registrant has duly caused this report
to be signed on its behalf by the undersigned thereunto
duly authorized.
                     PEEBLES INC.
Date:   July 19, 1995           By  /s/   Michael F. Moorman
                                    -------------------------
                                    Michael F. Moorman
                                    President and Chief Executive
                                    Officer (Principal Executive
                                    Officer)

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