Form 10-Q
period 1995-07-29
PEEBLES INC
filed 1995-09-12
CIK 804125

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                   FORM 10-Q

               Quarterly Report Pursuant to Section l5(d) of the
                        Securities Exchange Act of 1934

                      For the Quarter Ended July 29, 1995

                       Commission file number    33-27126


                                  PEEBLES INC.


        Virginia                          54-0332635
(State of Incorporation)       (I.R.S. Employer Identification No.)

         One Peebles Street
  South Hill, Virginia 23970-5001                    (804) 447-5200
(Address of principal executive offices)           (Telephone Number)

SECURITIES REGISTERED PURSUANT TO SECTION 12 (b) OF THE ACT: NONE
SECURITIES REGISTERED PURSUANT TO SECTION 12 (g) OF THE ACT: NONE

Indicate by check (x) whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes_x_. No_.

As of July 29, 1995, 1,000 shares of common stock of Peebles Inc. were outstanding.

ITEM 1. FINANCIAL STATEMENTS

CONDENSED BALANCE SHEET
PEEBLES INC.
(dollars in thousands, except per share amounts)


                      	                     JULY 29, 1995	   JANUARY 28, 1995     JULY 30, 1994
      	        	                      (Unaudited)	                         (Unaudited)
ASSETS
CURRENT ASSETS
  Cash	                                        $     52	       $    408            $     78
  Accounts receivable, net                        24,729	         28,812        	     24,615
  Merchandise inventories                         44,273	         44,703	             42,896
  Prepaid expenses	                             358	            306	                566
  Refundable income taxes                          1,350	            778	                 --
  Other		                                      88	             62	                482
       TOTAL CURRENT ASSETS                       70,850	         75,069	             68,637

PROPERTY AND EQUIPMENT, NET	        	  28,987	         28,951	             26,322
BUILDINGS UNDER CAPITAL LEASES, NET		   1,135	          1,230	              1,307
OTHER ASSETS
  Excess of cost over net assets
   acquired, net                                  51,162	         37,111	             37,957
  Deferred financing costs	        	   3,813	            277	                364
  Other	   	                                   6,143	          6,316	              6,574
      		                                  61,118	         43,704	             44,895
                                                $162,090               $148,954            $141,161
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
  Accounts payable		                $  8,460	       $  8,722	           $  7,006
  Accrued compensation and
    other expenses		                   5,468	          5,587	              3,806
  Deferred income taxes		                   1,781	          4,472	              4,957
  Current maturities of long-term debt		   7,050	          5,850	              7,536
  Other		                                     202	            566	                426
        TOTAL CURRENT LIABILITIES		  22,961	         25,197	             23,731
LONG-TERM DEBT		                          72,375	         34,240	             34,102
LONG-TERM CAPITAL LEASE OBLIGATIONS		   1,764	          1,865	              1,997
DEFERRED INCOME TAXES		                   5,224	          5,416	              4,481
COMMON STOCK WARRANTS		                      --	              2	                164
STOCKHOLDERS' EQUITY
  Common stock--par value $.10 per share,
    authorized 5,000,000 shares, issued
    and outstanding 1,000, 2,942,690 and
    2,933,562 shares, respectively	               1	            294	                293
  Additional capital	                          59,307	         64,390	             64,174
  Retained earnings		                     458	         17,550	             12,219
		                                  59,766	         82,234	             76,686
			                        $162,090	       $148,954            $141,l61

See notes to condensed financial statements

CONDENSED STATEMENT OF OPERATIONS
PEEBLES INC.
(dollars in thousands, except per share amounts)
(Unaudited)

                              Two-Month           One-Month      Three-Month          Two-Month        Four-Month     Six-Month
                               Period              Period          Period              Period           Period         Period
                               Ended               Ended           Ended               Ended            Ended          Ended
                            July 29, 1995      May 27, 1995   July 30, 1994      July 29, 1995      May 27, 1995    July 30, 1994
                          (Post-Acquisition)          (Pre-Acquisition)        (Post-Acquisition)          (Pre-Acquisition)
NET SALES                     $26,318           $12,645           $36,782           $ 26,318           $49,163        $71,549

COSTS AND EXPENSES
Cost of sales                  15,158             8,350            21,461             15,158            29,935         42,552
Selling, general and
  administrative expenses       7,667             3,800            10,250              7,667            14,639         19,906
Stock option settlement            --             3,089                --                 --             3,089             --
Depreciation and
  amortization                  1,178               596             1,767              1,178             2,349          3,505
                               24,003            15,835            33,478             24,003            50,012         65,963
OPERATING INCOME (LOSS)         2,315            (3,190)            3,304              2,315              (849)         5,586

OTHER INCOME                       79                --               161                 79                77            337

INTEREST EXPENSE                1,630               357             1,110              1,630             1,414          2,108

INCOME (LOSS) BEFORE
  INCOME TAXES (BENEFIT)          764            (3,547)            2,355                764            (2,186)         3,815

INCOME TAXES (BENEFIT)
  Federal, state and
    deferred                      306            (1,399)            1,024                306              (874)         1,659

  NET INCOME (LOSS) BEFORE
    EXTRAORDINARY ITEM            458            (2,148)            1,331                458            (1,312)         2,156

EXTRAORDINARY ITEM-DEBT
  REFINANCE                        --              (216)               --                 --              (216)            --

 NET INCOME (LOSS)            $   458           $(2,364)          $ 1,331              $ 458           $(1,528)       $ 2,156

EARNINGS (LOSS) PER
  SHARE                       $   458           $  (.80)          $   .45              $ 458           $  (.52)       $   .73

Average common stock
  and common stock
  equivalents outstanding       1,000          2,942,785        2,940,048              1,000         2,942,785      2,940,048

See notes to condensed financial statements

CONDENSED STATEMENT OF CASH FLOWS
PEEBLES INC.
(dollars in thousands)

(Unaudited)

                                                        Six-Month Period Ended
                                                   July 29, 1995        July 30, 1994
                                                (Post-Acquisition)    (Pre-Acquisition)
OPERATING ACTIVITIES
 Net Income (loss)                                 $  (1,070)             $  2,156
 Adjustments to reconcile net
   income (loss) to net cash provided
   by operating activities:
    Depreciation                                       2,162                 1,869
    Amortization                                       1,570                 1,860
    Extraordinary loss                                   216                    --
    LIFO Reserve adjustment                              833                    --
    Changes in operating assets and
      liabilities net of effects
      from acquisition adjustments:
       Accounts receivable                             4,083                 3,771
       Merchandise inventories                        (3,505)               (1,244)
       Accounts payable                                 (262)                 (300)
       Other assets and liabilities                   (2,505)               (2,028)

    NET CASH PROVIDED BY OPERATING ACTIVITIES          1,522                 6,084

INVESTING ACTIVITIES
  Acquisition of Peebles Inc.                        (90,642)                   --
  Purchase of property and equipment                  (3,022)               (3,543)
  Other	                                                  --                   (60)

    NET CASH USED IN INVESTING ACTIVITIES            (93,664)               (3,603)

FINANCING ACTIVITIES
  Proceeds from revolving facilities                 155,777                77,768
  Reduction in revolving facilities
    and long-term debt                              (151,965)              (80,270)
  Proceeds from acquisition debt                      76,390                    --
  Retirement of pre-acquisition debt	             (40,917)                   --
  Acquisition and financing fees	              (6,807)                   --
  Proceeds from equity	                              59,308                    --

    NET CASH PROVIDED BY (USED IN)
      FINANCING ACTIVITIES                            91,786                (2,502)

DECREASE IN CASH AND CASH EQUIVALENTS                   (356)                  (21)

Cash and cash equivalents
  beginning of period                                    408                    99

CASH AND CASH EQUIVALENTS
  END OF PERIOD                                    $      52              $     78

See notes to condensed financial statements

CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
PEEBLES INC.
(dollars in thousands, except per share amounts)

                                   COMMON STOCK
                                             PAR          ADDITIONAL       RETAINED
                                SHARES      VALUE          CAPITAL         EARNINGS
BALANCE JANUARY 29, 1994      2,933,562     $ 293          $64,174         $ 10,063

  Net income                         --        --               --            2,156

BALANCE JULY 30, 1994         2,933,562       293           64,174           12,219

  Common stock issued in
    redemption of Common
    Stock Warrants                6,391         1              151               10

  Common stock issued upon
    exercise of common
    stock options under the
    1993 Stock Option Plan        2,737        --               65               --
  Net income                         --        --               --            5,321

BALANCE JANUARY 28, 1995      2,942,690       294           64,390           17,550

  Net (loss)                         --        --               --           (1,528)

BALANCE MAY 27, 1995, PRIOR
  TO 1995 ACQUISITION         2,942,690       294           64,390           16,022

  1995 Acquisition
    adjustments              (2,941,690)     (293)          (5,083)         (16,022)

BALANCE MAY 27, 1995,
  FOLLOWING 1995 ACQUISITION      1,000         1           59,307               --

  Net Income                         --        --               --              458

BALANCE JULY 29, 1995             1,000     $   1          $59,307         $    458

See notes to condensed financial statements

NOTES TO CONDENSED FINANCIAL STATEMENTS
PEEBLES INC.
July 29, 1995

(dollars in thousands, except per share amounts)
NOTE A -- ACQUISITION OF PEEBLES INC.

1995 ACQUISITION (THE "1995 ACQUISITION"): On June 9, 1995, PHC Retail Holding Company ("PHC Retail") acquired the entire equity interest of Peebles Inc. ("Peebles" or the "Company") for approximately $136 million, which included acquisition related expenses of approximately $5.6 million and the refinancing of existing debt. PHC Retail is an affiliate of Kelso & Company ("Kelso"), an investment firm located in New York, New York. PHC Retail has no significant assets other than the shares of Peebles common stock, $.10 par value (the "Common Stock") and had no operations prior to the 1995 Acquisition.

The 1995 Acquisition has been accounted for using the purchase method of accounting with an effective date of May 27, 1995, and accordingly, a new accounting basis was begun. The 1995 Acquisition cost has been allocated to the assets and liabilities of Peebles as follows:

Cash purchase price                                      $135,949

Pre-acquisition debt refinanced                           (40,917)
                                                         ---------
Adjusted purchase price                                    95,032

Tangible net assets at historical cost                    (65,243)

Incremental acquisition debt                               35,473
                                                         ---------
Purchase price to be allocated                             65,262

Purchase price allocations:

  Merchandise inventories                  $7,436
  Buildings                                 1,133
  Land                                      1,411
  Beneficial leaseholds                     3,232
  Pension asset                               533
                                                           13,745
                                                         ---------
Excess of cost over net assets acquired                  $ 51,517

The excess of cost over net assets acquired is being amortized on a straight-line basis over 25 years beginning May 27, 1995. Beneficial leaseholds are amortized on a straight-line basis over the composite useful lives of the related leases. Buildings are amortized on a straight-line basis over the their estimated useful lives.

As a result of the 1995 Acquisition, the Company recorded an extraordinary loss, net of tax, of $216 related to the write-off of financing costs capitalized in periods prior to the 1995 Acquisition.

The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal and recurring accruals) considered necessary for a fair presentation have been included. As a result of the 1995 Acquisition, the financial statements and related footnote amounts for periods prior to the acquisition are not comparable to the current period. In addition, the operating results for the current fiscal periods are not necessarily indicative of the results that may be expected for the fiscal year ended February 3, 1996, due to the seasonal nature of the business of Peebles. For further information, refer to the financial statements and footnotes thereto included in Peebles' annual report on Form 10-K for the fiscal year ended January 28, 1995.

Peebles Inc.
July 29, 1995

PRO FORMA FINANCIAL INFORMATION: The following unaudited pro forma financial information reflects the results of operations of the Company as if the 1995 Acquisition occurred at the beginning of the 1994 fiscal year. These pro forma results have been prepared for comparative purposes only and do not purport to be indicative of what would have occurred had the acquisition been made at the beginning of fiscal 1994 or the results which may occur in the future.

               		          Three-Month Period        Six-Month Period	    Fiscal Year Ended
	        	          Ended July 29, 1995      Ended July 29, 1995	    January 28, 1995
NET SALES	                       $ 38,963	                $ 75,481                 $ 167,662
COSTS AND EXPENSES
  Cost of sales		                 23,113	                  44,606	            98,248
  Selling, general and
    administrative expenses              11,467	                  22,306	            45,205
  Depreciation and amortization	          1,823	                   3,627	             6,924
			                 36,404	                  70,539	           150,377
OPERATING INCOME		          2,559	                   4,942	            17,285

OTHER INCOME		                     79	                     156	               131

INTEREST EXPENSE		          2,137	                   4,306	             7,261

INCOME BEFORE INCOME TAXES	            501  	             792	            10,155

INCOME TAXES		                    205	                     317	             4,413

NET INCOME		               $    296	                 $   475	         $   5,742

NOTE B -- MERCHANDISE INVENTORIES

Merchandise inventories are accounted for by the retail inventory method applied on a last in, first out ("LIFO") basis. Merchandise inventories consisted of the following:

                                     July 29, 1995    May 27, 1995    January 28, 1995    July 30, 1994
Merchandise inventories at lower                            (Pre-Acquisition)
  of cost (FIFO) or market             $ 36,837         $ 35,549         $ 33,332           $ 31,947
Fair Value Adjustment                     7,436           14,209           14,209             14,209
LIFO reserve	                             --           (3,873)          (2,838)            (3,260)
Merchandise inventories at
  LIFO cost                            $ 44,273         $ 45,855         $ 44,703           $ 42,896


The $1,035 increase in the LIFO reserve from January 28, 1995 to May 27, 1995 is included in cost of goods sold for the four-month period then ended. The 1995 Acquisition established a new LIFO base year as of May 27, 1995. At July 29, 1995, current costs represented the lower of cost or market. The Fair Value Adjustment represents the difference between historical cost and fair value at the respective period presented.

Peebles Inc.
July 29, 1995

NOTE C -- ACCOUNTS RECEIVABLE

Accounts receivable are shown net of $930, $930 and $950 representing the allowance for uncollectible accounts at July 29, 1995, January 29, 1994 and July 30, 1994, respectively. As a service to its customers, the Company offers credit through the use of its own charge card, certain major credit cards and a layaway plan. The Peebles' customer typically resides in the local community immediately surrounding the store location. Peebles stores serve these local customers in Virginia, Maryland, North Carolina, South Carolina, Tennessee, Kentucky, Delaware, New Jersey, Pennsylvania and New York. The Company does not require collateral from its customers.


NOTE D -- LONG-TERM DEBT

Long-term debt consisted of the following:

                                    July 29, 1995     January 28, 1995    July 30, 1994
  1995 Senior Revolving Facility       $ 29,750          $      -           $      -
  Senior Term Note A                     19,750                 -                  -
  Senior Term Note B                     29,925                 -                  -
  Revolving Facility                          -            28,550             28,998
  Term Facility                               -            11,340             12,340
  Other                                       -               200                200
                                         79,425            40,090             41,538
  Less current maturities                 7,050             5,850              7,536
                                       $ 72,375          $ 34,240           $ 34,102


On June 9, 1995, the Company entered into a $120 million credit facility (the "1995 Credit Agreement") to i) refinance the existing debt under the pre-acquisition Credit Agreement, ii) provide the additional funding necessary to complete the 1995 Acquisition, and iii) provide working capital and funds for capital expenditures. The 1995 Credit Facility provides a Senior Revolving Facility (the "1995 Revolving Facility") and a Senior Term Facility. The Senior Term Facility includes two notes, Senior Term Note A and Senior Term Note B, with original principal balances of $20 million and $30 million, respectively. Senior Term Note A and Senior Term Note B each require quarterly payments, coinciding with the Company's fiscal quarters, of principal (increasing annually from $250 and $75 per quarter, respectively) and interest in arrears through maturity. Senior Term Note A and Senior Term Note B mature on June 9, 2000 and 2002, respectively, and currently bear interest at prime plus 1-1/2% and prime plus 2%, respectively.

The amount available under the 1995 Revolving Facility is determined by a defined asset based formula with maximum borrowings limited to $65 million less outstanding amounts under letters of credit. The Company pays a fee of 1/2 of 1% per annum on any unused portion of the 1995 Revolving Facility. The 1995 Revolving Facility has no specific paydown provisions. Based on the anticipated operations of the Company in the succeeding twelve-month period, $23,000, $24,800 and $24,562 were considered long-term obligations at July 29, 1995, January 28, 1995 and July 30, 1994, respectively. The 1995 Revolving Facility currently bears interest at prime plus 1-1/2%.

Under the provisions of the Credit Agreement, LIBOR-based interest rates will be available on both the 1995 Revolving Facility and the Senior Term Facility in October 1995 in addition to the prime-based rates stated above as follows: i) Senior Term Note A: LIBOR plus 2.75%; ii) Senior Term Note B: LIBOR plus 3.25%;
iii) 1995 Revolving Facility: LIBOR plus 2.75%.

Aggregate principal payments on long-term debt for the next five fiscal years under Senior Term Note A and Senior Term Note B are: 1996 - $1,825; 1997 - $2,750, 1998 - $6,375, 1999 - $10,125, and 2000 - $11,750.

Peebles Inc.
July 29, 1995

NOTE E -- SETTLEMENT OF THE 1993 STOCK OPTION PLAN

The 1993 Stock Option Plan was established in April 1993 to replace the Equity Incentive Plan, both of which were intended to provide a long-term incentive to certain key management personnel. At May 27, 1995, 432,699 options to purchase one share of Common Stock at an exercise price of $23.75 were issued and outstanding. Under certain change in control provisions in the 1993 Stock Option Plan, all outstanding options vested as a result of the 1995 Acquisition. The 1995 Acquisition mandated that all options would be settled for cash only, either for i) the difference between the $30 per share price paid by PHC Retail for the Common Stock and the $23.75 exercise price, or ii) as specified by certain change of control agreements. The 1993 Stock Option Plan was determined to be compensatory under the provisions of APB Opinion No. 25, "Accounting for Stock Issued to Employees", and as result of the cash settlement, $3,089 has been included as an operating expense in the one-month period and four-month periods ended May 27, 1995. Prior to the 1995 Acquisition, no compensation expense related to the 1993 Stock Option Plan had been incurred as the best estimates of the Company's non-publicly traded stock showed the per share fair value to approximate the option exercise price.

As of July 29, 1995, no employee incentive option plan has been established and there are no options to purchase Common Stock issued or outstanding.


NOTE F -- INCOME TAXES

The 1995 Acquisition did not significantly change the effective tax rate. Differences between the effective rate of income taxes and the statutory rate arise principally from the state income taxes and non-deductible amortization related to certain purchase accounting adjustments.

As a result of the 1995 Acquisition, certain significant components of deferred tax liabilities and assets were adjusted to reflect the new basis of accounting begun on May 27, 1995. The deferred tax liabilities of inventory valuation and depreciation and amortization were reduced approximately $2.0 million and $1.3 million, respectively, from the balances at January 28, 1995.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(dollars in thousands, except per share amounts)

The following management's discussion and analysis provides information with respect to the results of operations for the three-month period ("Fiscal Quarter") and six-month period ended July 29, 1995 in comparison with the three-month period and six-month period ended July 30, 1994. The l995 Acquisition has been accounted for using the purchase method of accounting. Accordingly, a new basis of accounting was begun on May 27, 1995. As a result, financial statements for periods prior to the 1995 Acquisition are not comparable to periods subsequent thereto. The three-month period ended July 29, 1995 includes amounts both prior and subsequent to the 1995 Acquisition, and as a result, certain operating components of this Fiscal Quarter discussed below have been significantly affected by the acquisition transactions, purchase accounting adjustments or a combination thereof. The actual store operations of Peebles Inc., however, were unaffected by the 1995 Acquisition. The change in ownership of Peebles is not expected to result in any deviation from management's pre-acquisition strategic plans involving store operations, except that greater flexibility is afforded through the New Credit Agreement and the added financial support of Kelso as an equity owner within that agreement, as described in more detail below.

Net sales for the three-month period ended July 29, 1995 totaled $38,963, a 5.9% increase over the $36,782 for the three-month period ended July 30, 1994. Net sales at comparable stores were $36,189, up .3% in the current Fiscal Quarter in comparison to the prior year Fiscal Quarter. For the six-month period ended July 29, 1995, net sales were $75,481, up 5.5% from the $71,549 recorded in the six-month period ended July 30, 1994. The net sales at comparable stores were $70,259, down .5% in comparing the six-month periods. With the comparable stores maintaining approximately the same sales pace as the prior year, the increase shown in net sales for both the Fiscal Quarter and six-month period ended July 29, 1995 is attributable to the five new stores opened in the twelve month period succeeding July 30, 1994. Net sales at comparable stores, although recovering from the 1.3% decrease in the first Fiscal Quarter ended April 29, 1995 as a result of fewer fall and winter clearance markdowns, were affected by weaker sales in the Company's Metro Washington D.C. region, which includes Northern Virginia and Southern Maryland.

Cost of sales as a percentage of net sales for the three-month periods ended July 29, 1995 and July 30, 1994 were 60.3% and 58.3%, respectively. A portion of this increase is attributable to the adjustment of the LIFO reserves in the respective three-month periods. The 1995 Acquisition required a new basis of accounting and established the LIFO base year at May 27, 1995. The seasonal fluctuations in the Department Store Price Indexes calculated by the Bureau of Labor Statistics ("BLS Index") as used in the LIFO calculation, coupled with the normal seasonal increase in merchandise inventories, created a larger increase in the LIFO reserve, and therefore cost of goods sold, at May 27, 1995 than in the previous year. Without the impact of LIFO, cost of goods sold as a percentage of net sales for the three-month periods ended July 29, 1995 and July 30, 1994 were 58.6% and 58.0%, respectively. The additional increase in cost of sales as a percentage of net sales in comparing the 1995 and 1994 Fiscal Quarters relates to an increase in the normal summer clearance markdowns on spring merchandise as inventory levels had been increased in anticipation of stronger sales than were actually realized in the 1995 Fiscal Quarter. For the six-month periods ended July 29, 1995 and July 30, 1994, cost of sales as a percentage of net sales were 59.7% and 59.5%, respectively. Removing all LIFO effects from cost of sales for the six-month periods ended July 29, 1995 and July 30, 1994, respectively, the percentage of net sales was 58.6% and 59.1% respectively. As described above, the decrease in comparing the six-month periods results from better inventory management in the first Fiscal Quarter of 1995 relative to the same period in 1994. Management believes inventory levels at July 29, 1995 and planned inventory for the fall season are proportionate to planned sales.

Selling, general and administrative expenses ("SG&A"), including depreciation and amortization, for the three-month periods ended July 29, 1995 and July 30, 1994 were 34.0% and 32.7%, respectively, as a percentage of net sales. For the six-month periods ended July 29, 1995 and July 30, 1994, SG&A including depreciation and amortization were 34.4% and 32.7%, respectively. This increase is primarily attributed to the additional expenses related to the opening of five new stores and the re-location of three stores in the twelve month-period subsequent to July 30, 1994. During the Fiscal Quarter ended July 29, 1995, approximately $3.1 million was paid to settle the 1993 Stock Option Plan as a pre-requisite to closing the 1995 Acquisition. This non-recurring expense, considered additional compensation expense, is included in the one-month period ended May 27, 1995.

Interest expense for the Fiscal Quarters ended July 29, 1995 and July 30, 1994 was $1,987 and $1,110, respectively, and $3,444 and $2,108, respectively for the six-month periods then ended. These increases result primarily from the incremental increase in debt associated with the New Credit Agreement when compared to the pre-acquisition capitalization. In addition, the prime lending rate, the basis of interest expense in both the pre-1995 Acquisition Credit Agreement and the New Credit Agreement, was 6% during the majority of the three and six month periods ended July 30, 1994 and 9% during the comparable periods ended July 29, 1995.

Primarily as a result of the settlement of the 1993 Stock Option Plan and the additional LIFO charge to cost of goods sold, both of which resulted from the closing of the 1995 Acquisition, the Company showed losses before income tax benefit and extraordinary item of $2,733 and $1,422 for the three-month and six-month periods ended July 29, 1995, respectively. The pro-forma information included in Note A to the condensed financial statements reflects income before taxes of $501 and $792 for the three and six month periods ended July 29, 1995. These pro forma amounts include the increased interest expense related to the additional debt as if the 1995 Acquisition had occurred at the beginning of fiscal 1994. The pro forma information excludes the non-recurring impact of the 1993 Stock Option Settlement, and considers the LIFO base year to be January 29, 1994, where seasonal fluctuations in both the BLS Index and merchandise inventory levels are mitigated. In the three and six month periods ended July 30, 1994, the Company showed income before taxes of $2,355 and $3,815, respectively.

The income tax benefit for the three-month period and six-month period ended July 29, 1995 was $1,093 and $568, respectively. For the comparable periods ended July 30, 1994, income tax expense was $1,024 and $1,659, respectively. The effective income tax and benefit rates for the respective periods differ from the statutory rate primarily due to nondeductible amortization relating to certain acquisition related assets.

The Company recorded an extraordinary loss, net of tax, of $216 in the one-month period ended May 27, 1995 related to the write-off of unamortized financing costs related to the pre-1995 Acquisition Credit Agreement.

As a result of the changes discussed above, net losses for the three and six month periods ended July 29, 1995 totaled $1,906 and $1,070, respectively. In the prior year comparable periods ended July 30, 1994, the Company showed net income of $1,331 and $2,156, respectively.

LIQUIDITY AND CAPITAL RESOURCES

The funds necessary to enable PHC Retail to pay the merger consideration due in the 1995 Acquisition, the related acquisition and financing fees, and the cash settlement of the 1993 Stock Option Plan as a pre-requisite thereto, were obtained from combination of equity investment in PHC Retail and funds available under the New Credit Agreement. Additional funds were drawn under the New Credit Agreement to refinance $40,917 of debt outstanding under the pre-acquisition Credit Agreement. The provisions of the 1995 Acquisition required that all outstanding options under the 1993 Stock Option Plan be settled in cash at the closing date for either the difference in the $30 per share acquisition price and the $23.75 exercise price per option or as specified by certain change in control agreements. With 432,699 options outstanding, the total cash outlay was $3,089, funded through a draw on the New Credit Agreement. In addition, 78,615 shares of PHC Retail common stock were issued to certain members of Peebles' management at a price of $30 per share, the proceeds from which were used to pay down the 1995 Revolving Facility under the New Credit Agreement. Immediately subsequent to the 1995 Acquisition the net increase in debt carried by the Company had increased $35,473, for a total debt balance of $76,390 at May 27, 1995.

The New Credit Agreement provides three separate financing facilities under a Senior Term Facility and a Senior Revolving Facility. The Senior Term Facility includes Senior Term Note A for $20 million and Senior Term Note B for $30 million, the funds from which were used to facilitate the 1995 Acquisition as described above. The final maturity dates of Senior Term Note A and Senior Term Note B are June 9, 2000 and June 9, 2002, respectively. The mandatory quarterly principal payments are graduated to allow greater operating flexibility in the initial three fiscal years. In the six-month period ended February 3, 1996, the principal payments will total $650. In the succeeding fiscal years, these principal payments will increase as disclosed in Note D to the condensed financial statements. Initially, the Senior Term Facility bore interest at a rate based on the prime lending rate. At July 29, 1995, Senior Term Note A and Senior Term Note B bore interest at prime plus 1-1/2% and prime plus 2%, respectively. In October 1995, the Company will have the option of changing either Senior Term Note, or both, to a more favorable interest rate based on LIBOR. As such, subsequent to this planned conversion, the applicable interest rates for Senior Term Note A and Senior Term Note B will be LIBOR plus 2.75% and LIBOR plus 3.25%, respectively. Interest is paid quarterly in arrears. The continued growth of the Company is primarily dependent upon its ability to open or acquire new stores on a profitable basis and to continue to increase sales in existing stores. The funds necessary to facilitate this business growth will be provided by both the internal operations of the Company and draws under the Senior Revolving Facility, described below. The funds required to service the Senior Term Facility will also be either internally generated or will be drawn under the 1995 Revolving Facility, but this service is not expected to exhaust those resources so as to detrimentally limit planned business growth. Likewise, the new store growth is controlled through certain restrictive debt covenants of the New Credit Agreement, including an annual capital expenditures maximum tied to the performance of the Company, such that these growth and maintenance expenditures will not prohibit the debt service.

The amount available under the 1995 Revolving Facility is determined by a defined asset based formula, with maximum borrowings limited to $65 million less any amounts outstanding under letters of credit. The 1995 Revolving Facility has no specific paydown provisions and the Company pays a fee of 1/2 of 1% per annum on any unused portion of the 1995 Revolving Facility. At July 29, 1995, the 1995 Revolving Facility bore interest at prime plus 1-1/2%. In October 1995, the 1995 Revolving Facility is expected to be converted to bear interest at a rate of LIBOR plus 2.75%.

The New Credit Agreement contains certain restrictive debt covenants related to the Company's performance. Specifically, operations must satisfy defined criteria for i) Earnings Before Interest, Taxes, Depreciation and Amortization ("EBITDA"); ii) Fixed Charge Coverage Ratio; iii) Leveraged Ratio; iv) Interest Coverage Ratio; and v) Capital Expenditures. At July 29, 1995, the Company is in compliance with all restrictive debt covenants, including these performance based covenants. The New Credit Agreement also includes an equity call provision, under which, if for any reason the operations of the Company fail to satisfy these covenants, Kelso will contribute additional equity up to $10 million, based on certain pre-defined formulae.

During the six-month period ended July 29, 1995, the Company had opened one new store location in Stafford, Virginia. Immediately subsequent to the close of the Fiscal Quarter on July 29, 1995, new store locations were opened in Marion, North Carolina, Appomattox, Virginia and Humboldt, Tennessee. The Company has signed noncancellable operating leases for new stores in the third and fourth fiscal quarters of 1995 in Wytheville, Virginia, Auburn, New York and Woodstock, Virginia. These fiscal 1995 new store locations represent approximately 157,000 square feet of a planned 180,000 square feet for fiscal 1995. A noncancellable lease has been signed for a 25,200 square foot location in Sylacauga, Alabama, originally scheduled for a fiscal 1995 opening, but now due to open in the spring of fiscal 1996. The Company plans to open approximately 200,000 new store square feet in fiscal 1996. Although only the Sylacauga location has a signed noncancellable operating lease related to the fiscal 1996 new store growth, the Company is currently evaluating a significant number of potential locations in its current ten-state area and in contiguous states, such that this fiscal 1996 planned square footage remains appropriate. The planned new store growth and the continued maintenance of existing operations described above have been considered in the New Credit Agreement such that adequate capital expenditures and financial resources are available to facilitate the planned new store square footage of approximately 180,000 to 250,000 per year.

PART II
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On June 2, 1995, a special meeting of the stockholders was held to consider and vote upon the Agreement and Plan of Merger, dated as of April 3, 1995, among PHC Retail, Inc. Peebles Acquisition Corp. and Peebles Inc., as amended on June 2, 1995 (the "Plan of Merger"). There were 2,838,648 shares of Common Stock representing 96.46% of the Common Stock entitled to vote represented either in person or by proxy. The Plan of Merger was approved by a vote of 2,375,985 shares (93.69%) FOR and 81,663 (2.78%) AGAINST.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

a. Exhibits

   27. Financial Data Schedule.

b. Reports on Form 8-K

   Reports were filed on June 6, 1995 reporting Item 5, Other Events, and June 14, 1995, reporting a Change in Control.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                PEEBLES INC.


Date: September 12, 1995        By /s/ Michael F. Moorman
                                   Michael F. Moorman
                                   President and Chief Executive Officer
                                   (Principal Executive Officer)

                               By /s/ E. Randolph Lail
                                   E. Randolph Lail
                                   Chief Financial Officer, Senior Vice
                                   President-Finance, Treasurer and
                                   Secretary (Principal Financial Officer)