Form 10-Q
period 1995-10-28
PEEBLES INC
filed 1995-12-06
CIK 804125

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                    ________________________

                            FORM 10-Q

        Quarterly Report Pursuant to Section 15(d) of the
                 Securities Exchange Act of 1934

             For the Quarter Ended October 28, 1995

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

As of October 28, 1995, 1,000 shares of common stock of Peebles
Inc. were outstanding.

ITEM 1.   FINANCIAL STATEMENTS
          CONDENSED BALANCE SHEET
          PEEBLES INC.
          (dollars in thousands, except per share amounts)
                                    October 28,1995  January 28, 1995   October 29, 1994
                                           (Post-           (Pre-Acquisition)
                                        Acquisition)
ASSETS                                 (Unaudited)                     (Unaudited)
CURRENT ASSETS
Cash                                   $        36      $      408     $       73
Accounts receivable, net                    25,650          28,812         26,144
Merchandise inventories                     51,282          44,703         51,885
Prepaid expenses                               553             306            461
Refundable income taxes                        671             778             --
Other                                          106              62            336
                                        ----------       ---------      ---------
TOTAL CURRENT ASSETS                        78,298         75, 069         78,899

PROPERTY AND EQUIPMENT, net                 30,443          28,951         27,343
BUILDINGS UNDER CAPITAL LEASES, net          1,088           1,230          1,260
OTHER ASSETS
Excess of cost over net assets              49,152          37,111         37,536
acquired, net
Deferred financing costs                     3,869             277            255
Other                                        6,258           6,316          6,455
                                        ----------       ---------      ---------
                                            59,279          43,704         44,246
                                        ----------       ---------      ---------
                                       $   169,108      $  148,954     $  151,748
                                        ==========       =========      =========
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable                       $    11,028      $    8,722     $   12,691
Accrued compensation and other               2,481           5,587          4,162
expenses
Interest payable                             2,194             306            318
Deferred income taxes                        1,781           4,472          4,957
Current maturities of long-term debt        14,108           5,850         11,554
Other                                          202             260             41
                                        ----------       ---------      ---------
TOTAL CURRENT LIABILITIES                   31,794          25,197         33,723
LONG-TERM DEBT                              70,050          34,240         33,502
LONG-TERM CAPITAL LEASE OBLIGATIONS          1,713           1,865          1,962
DEFERRED INCOME TAXES                        5,224           5,416          4,481
COMMON STOCK WARRANTS                           --               2             23
STOCKHOLDERS' EQUITY
Common stock--par value $.10 per
share, authorized 5,000,000
shares, issued and outstanding
1,000, 2,942,690 and
2,939,142 shares, respectively                   1             294            294
Additional capital                          59,307          64,390         64,306
Retained earnings                            1,019          17,550         13,457
                                        ----------       ---------      ---------
                                            60,327          82,234         78,057
                                        ----------       ---------      ---------
                                       $   169,108      $  148,954     $  151,748
                                        ==========       =========      =========
See notes to condensed financial statements

   CONDENSED STATEMENT OF OPERATIONS
   PEEBLES INC.
   (dollars in thousands, except per share amounts)
   (Unaudited)

                             Three-Month     Three-        Five-Month   Four-Month  Nine-Month
                                              Month
                                Period       Period          Period       Period      Period
                                Ended         Ended          Ended        Ended        Ended
                             October 28,     October      October 28,    May 27,      October
                                               29,                                      29,
                                 1995         1994           1995          1995        1994
                                (Post-     (Pre-          (Post-            (Pre-
                             Acquisition)  Acquisition)   Acquisition)  Acquisition)
  NET SALES                    $  42,562    $  41,025      $  68,880    $  49,163    $112,574

  COSTS AND EXPENSES
  Cost of sales                   25,093       24,843         40,251       29,935      67,395
  Selling, general and
  administrative expenses         12,530       11,157         20,197       14,639      31,058
  Stock option settlement             --           --             --        3,089          --
  Depreciation and                 1,643        1,768          2,821        2,349       5,278
  amortization
                               ---------    ---------      ---------    ---------    --------
                                  39,266       37,768         63,269       50,012     103,731
  OPERATING INCOME (LOSS)          3,296        3,257          5,611        (849)       8,843

  OTHER INCOME                        92           58            171           77         395

  INTEREST EXPENSE                 2,454        1,139          4,084        1,414       3,247
                               ---------    ---------      ---------    ---------    --------
  INCOME (LOSS) BEFORE
  INCOME TAXES (BENEFIT)             934        2,176          1,698      (2,186)       5,991

  INCOME TAXES (BENEFIT)
  Federal, state and                 374          946            679        (874)       2,605
  deferred
                               ---------    ---------      ---------    ---------    --------
  NET INCOME (LOSS) BEFORE
  EXTRAORDINARY ITEM                 560        1,230          1,019      (1,312)       3,386

  EXTRAORDINARY ITEM-DEBT
  REFINANCE                           --           --             --        (216)          --
                               ---------    ---------      ---------    ---------    --------
  NET INCOME (LOSS)            $     560    $   1,230      $   1,019    $ (1,528)    $  3,386
                               =========    =========      =========    =========    ========
  EARNINGS (LOSS) PER          $     560    $     .42      $   1,019    $   (.52)    $   1.15
                               =========    =========      =========    =========    ========
  Average common stock and
  common stock equivalents
  outstanding                      1,000    2,940,048          1,000    2,942,785    2,940,048
                               =========    =========      =========    =========    ========
                                                                                            =
See notes to condensed financial statements

     CONDENSED STATEMENT OF CASH FLOWS
      PEEBLES INC.
     (dollars in thousands)
     (Unaudited)

                                                             Nine Month Period Ended
                                                         October 28,       October 29, 1994
                                                             1995
                                                            (Post-              (Pre-
                                                         Acquisition)        Acquisition)
     OPERATING ACTIVITIES
     Net Income (loss)                                   $     (509)        $     3,386
     Adjustments to reconcile net income (loss) to
     net cash
     provided by operating activities:
     Depreciation                                              3,296              2,826
     Amortization                                              2,299              2,778
     Extraordinary loss                                          216                 --
     LIFO Reserve adjustment                                     530                 --
     Changes in operating assets and liabilities net
     of
     effects from acquisition adjustments:
     Accounts receivable                                       3,162              2,242
     Merchandise inventories                                (10,514)           (10,233)
     Accounts payable                                          2,306              5,385
     Other assets and liabilities                            (1,402)            (1,488)
                                                         -----------        -----------
     NET CASH PROVIDED BY (USED IN)OPERATING                   (616)              4,896
     ACTIVITIES

     INVESTING ACTIVITIES
     Acquisition of Peebles Inc.                            (90,642)                 --
     Purchase of property and equipment                      (5,613)            (5,663)
     Other                                                        36              (276)
                                                         -----------        -----------
     NET CASH USED IN INVESTING ACTIVITIES                  (96,219)            (5,939)

     FINANCING ACTIVITIES
     Proceeds from revolving facilities                      211,127            122,039
     Reduction in revolving facilities and long-term       (202,638)          (121,022)
     debt
     Proceeds from acquisition debt                           76,390                 --
     Retirement of pre-acquisition debt                     (40,917)                 --
     Acquisition and financing fees                          (6,807)                 --
     Proceeds from equity                                     59,308                 --
                                                         -----------        -----------
     NET CASH PROVIDED BY (USED IN) FINANCING
     ACTIVITIES                                               96,463              1,017
                                                         -----------        -----------
     DECREASE IN CASH AND CASH EQUIVALENTS                     (372)               (26)

     Cash and cash equivalents beginning of period               408                 99
                                                         -----------        -----------
     CASH AND CASH EQUIVALENTS END OF PERIOD             $        36        $        73
                                                         ===========        ===========
    See notes to condensed financial statements

      CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
       PEEBLES INC.
      (dollars in thousands, except per share amounts)

                                                   Common Stock
                                                              Par   Additional    Retained
                                                  Shares     Value    Capital     Earnings
       BALANCE JANUARY 29, 1994                  2,933,562   $293    $ 64,174    $ 10,063

       Common stock issued in redemption of
         Common Stock Warrants                       5,580      1         132           8

       Net income                                        -      -           -       3,386
                                                  --------  -----    --------    --------
       BALANCE OCTOBER 29, 1994                  2,939,142    294      64,306      13,457

       Common stock issued in redemption of
         Common Stock Warrants                         811     --          19           2

       Common stock issued upon exercise of common
         stock options under the 1993 Stock Option
         Plan                                        2,737     --          65          --

       Net income                                       --     --         --        4,019
                                                  --------   -----   --------   ----------
       BALANCE JANUARY 28, 1995                  2,942,690    294      64,390      17,550

       Net (loss)                                       --     --         --       (1,528)
                                                   --------  -----   --------   ----------
       BALANCE MAY 27, 1995, PRIOR TO 1995       2,942,690    294      64,390      16,022
       ACQUISITION

       1995 Acquisition adjustments             (2,941,690)  (293)     (5,083)    (16,022)

       BALANCE MAY 27, 1995, FOLLOWING 1995          1,000      1     59,307           --
       ACQUISITION

       Net income                                        --     --         --       1,019
                                                   --------  -----   --------   ----------
                                                          -      -
       BALANCE OCTOBER 28, 1995                       1,000    $ 1   $ 59,307   $   1,019
                                                   ========  =====   ========   ==========

      See notes to condensed financial statements

NOTES TO CONDENSED FINANCIAL STATEMENTS
PEEBLES INC.
October 28, 1995

(dollars in thousands, except per share amounts)

NOTE A_ACQUISITION OF PEEBLES INC.
1995 Acquisition (the "1995 Acquisition"): On June 9, 1995, PHC Retail Holding Company ("PHC Retail") acquired the entire equity interest of Peebles Inc. ("Peebles" or the "Company") for approximately $136 million, which included acquisition related expenses of approximately $5.6 million and the refinancing of existing debt. PHC Retail is an affiliate of Kelso & Company ("Kelso"), an investment firm located in New York, New York. PHC Retail has no significant assets other than the shares of Peebles common stock, $.10 par value (the "Common Stock") and had no operations prior to the 1995 Acquisition.

The 1995 Acquisition has been accounted for using the purchase method of accounting with an effective date of May 27, 1995, and accordingly, a new accounting basis was begun. The 1995
Acquisition cost has been allocated to the assets and liabilities of Peebles as follows:

    Cash purchase price                          $135,558
    Pre-acquisition debt refinanced               (40,917)
                                                  -------
    Adjusted purchase price                        94,641
    Tangible net assets at historical cost        (66,370)
    Incremental acquisition debt                   35,474
                                                  -------
    Purchase price to be allocated                 63,745

    Purchase price allocations:
      Merchandise inventories           $7,436
      Buildings                          1,133
      Land                               1,411
      Beneficial leaseholds              3,232
      Pension asset                        533
                                        ------
                                                   13,745
                                                  -------
    Excess of cost over net assets acquired      $ 50,000
                                                   =======

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

PEEBLES INC.
October 28, 1995

NOTE A_ACQUISITION OF PEEBLES INC. - Continued
Pro Forma Financial Information: The following unaudited pro forma financial information reflects the results of operations of the Company as if the 1995 Acquisition occurred at the beginning of the 1994 fiscal year. These pro forma results have been prepared for comparative purposes only and do not purport to be indicative of what would have occurred had the acquisition been made at the beginning of fiscal 1994 or the results which may occur in the future.

                                     Nine-Month          Fiscal Year
                                     Period Ended           Ended
                                October 28, October 29,  January 28,
                                   1995         1994        1995
Net Sales                       $ 118,043  $  112,574    $  167,662
Costs and Expenses
Cost of sales                      69,771        67,070      98,248
Selling, general and
administrative
expenses                           34,836        31,058      45,205
Depreciation and amortization       5,140         5,424       6,924
                                ---------    ----------  ----------
                                  109,747       103,552     150,377
                                ---------    ----------  ----------
Operating Income                    8,296         9,022      17,285

Other Income                          248           395         131

Interest Expense                    7,316         6,025       7,309
                                ---------    ----------  ----------
Income Before Income Taxes          1,228         3,392      10,107

Income Taxes                          491         1,475       4,392

                                ---------    ----------  ----------
Net Income                      $     737    $    1,917  $    5,715
                                =========    ==========  ==========

NOTE B_MERCHANDISE INVENTORIES
Merchandise inventories are accounted for by the retail inventory method applied on a last in, first out ("LIFO") basis.
Merchandise inventories consisted of the following:

                              October 28     May 27,   January 28,  October 29
                                1995          1995        1995         1994
Merchandise                                  (Pre-Acquisition)
inventories at lower
of cost (FIFO) or market     $ 43,846    $ 35,549      $ 33,332     $ 41,021
Fair Value Adjustment           7,436      14,209        14,209       14,209
LIFO reserve                       --      (3,873)       (2,838)      (3,345)
                             --------    --------      --------     --------
Merchandise inventories
at LIFO cost                 $ 51,282    $ 45,855      $ 44,703     $ 51,885
                             ========    ========      ========     ========


The $1,035 increase in the LIFO reserve from January 28, 1995 to May 27, 1995 is included in cost of goods sold for the four-month period then ended. The 1995 Acquisition established a new LIFO base year as of May 27, 1995. At October 28, 1995, current costs represented the lower of cost or market. The Fair Value Adjustment represents the difference between historical cost and fair value at the respective period presented.

PEEBLES INC.
October 28, 1995

NOTE C_ACCOUNTS RECEIVABLE
Accounts receivable are shown net of $930, $930 and $950 representing the allowance for uncollectible accounts at October 28, 1995, January 28, 1995 and October 29, 1994, respectively.
As a service to its customers, the Company offers credit through the use of its own charge card, certain major credit cards and a layaway plan. The Peebles' customer typically resides in the local community immediately surrounding the store location. Peebles stores serve these local customers in Virginia, Maryland, North Carolina, South Carolina, Tennessee, Kentucky, Delaware, New Jersey, Pennsylvania and New York. The Company does not require collateral from its customers.

NOTE D_LONG-TERM DEBT
Long-term debt consisted of the following:

                               October    January    October
                               28, 1995   28, 1995   29, 1994
   1995 Senior Revolving
     Facility                   $33,173    $    --   $    --
   Senior Term Note A            19,500         --        --
   Senior Term Note B            27,850         --        --
   Swingline Facility             3,635         --        --
   Revolving Facility                --     28,550    33,016
   Term Facility                     --     11,340    11,840
   Other                             --        200       200
                               --------   --------   -------
                                 84,158     40,090    45,056
   Less current maturities       14,108      5,850    11,554
                               --------   --------   -------
                               $ 70,050   $ 34,240   $33,502
                               ========   ========   =======

On June 9, 1995, the Company entered into a $120 million credit facility (the "1995 Credit Agreement") to i) refinance the existing debt under the pre-acquisition Credit Agreement, ii) provide the additional funding necessary to complete the 1995 Acquisition, and iii) provide working capital and funds for capital expenditures. The 1995 Credit Facility provides a Senior Revolving Facility (the "1995 Revolving Facility"), a Senior Term Facility, and a "Swingline Facility". Loans under the Swingline facility are drawn and repaid daily based on the operating activity of the Company. Aggregate amounts outstanding under the Swingline Facility cannot exceed $5 million, nor fall below zero. Excess borrowings or funding outside these amounts revert to the 1995 Revolving Facility. The Swingline Facility currently bears interest at prime plus 1-1/2%, and has no conversion provision to a LIBOR-based interest rate.

The Senior Term Facility includes two notes, Senior Term Note A and Senior Term Note B, with original principal balances of $20 million and $30 million, respectively. Senior Term Note A and Senior Term Note B each require quarterly payments, coinciding with the Company's fiscal quarters, of principal (increasing annually from $250 and $75 per quarter, respectively) and interest in arrears through maturity. Senior Term Note A and Senior Term Note B mature on June 9, 2000 and 2002, respectively, and bore interest through October 28, 1995 at prime plus 1-1/2% and prime plus 2%, respectively. On September 8, 1995 the Company reduced the Senior Term Note B principal balance by $2 million, satisfying certain pre-defined conditions of the Credit Agreement.

The amount available under the 1995 Revolving Facility is determined by a defined asset based formula with maximum borrowings limited to $65 million less outstanding amounts under letters of credit. The Company pays a fee of 1/2 of 1% per annum on any unused portion of the 1995 Revolving Facility. The 1995 Revolving Facility has no specific paydown provisions. Based on the anticipated operations of the Company in the succeeding twelve-month period, $23,000, $24,800 and $24,562 were considered long-term obligations at October 28, 1995, January 28, 1995 and October 29, 1994, respectively. The 1995 Revolving Facility bore interest at prime plus 1-1/2%. through October 28, 1995.

PEEBLES INC.
October 28, 1995

NOTE D_LONG-TERM DEBT - Continued

The 1995 Credit Agreement provided for optional conversion to LIBOR-based interest rates upon the occurrence of certain pre-defined events in addition to the prime-based rates stated above as follows: i) Senior Term Note A: LIBOR plus 2.75%; ii) Senior Term Note B: LIBOR plus 3.25%; iii) 1995 Revolving Facility:
LIBOR plus 2.75%. On November 10, 1995, the Senior Term Note B was converted to a LIBOR-based rate. On November 21, 1995 Senior Term Note A and the 1995 Revolving Facility were converted to a LIBOR-based rate. Under the terms of the Credit Agreement, the LIBOR-based interest periods may be, at the option of the Company, one, two, three, six or twelve months. Any activity involving a facility converted to LIBOR-based interest must take place at the end of the applicable interest period. The portion of the 1995 Revolving Facility converted, therefore, represents the maximum amount expected to remain outstanding during the entire LIBOR interest period selected by the Company.

Aggregate principal payments on long-term debt for the next five fiscal years under Senior Term Note A and Senior Term Note B are:
1996 - $1,825;  1997 - $2,750,  1998 - $6,375,  1999 - $10,125,
and 2000 - $11,750.

NOTE E_SETTLEMENT OF THE 1993 STOCK OPTION PLAN
The 1993 Stock Option Plan was established in April 1993 to replace the Equity Incentive Plan, both of which were intended to provide a long-term incentive to certain key management personnel. At May 27, 1995, 432,699 options to purchase one share of Common Stock at an exercise price of $23.75 were issued and outstanding. Under certain change in control provisions in the 1993 Stock Option Plan, all outstanding options vested as a result of the 1995 Acquisition. The 1995 Acquisition mandated that all options would be settled for cash only, either for i) the difference between the $30 per share price paid by PHC Retail for the Common Stock and the $23.75 exercise price, or ii) as specified by certain change of control agreements. The 1993
Stock Option Plan was determined to be compensatory under the provisions of APB Opinion No. 25, "Accounting for Stock Issued to Employees", and as result of the cash settlement, $3,089 has been included as an operating expense in the one-month period and four-month periods ended May 27, 1995. Prior to the 1995 Acquisition, no compensation expense related to the 1993 Stock Option Plan had been incurred as the best estimates of the Company's non-publicly traded stock showed the per share fair value to approximate the option exercise price.

NOTE F_INCOME TAXES
The 1995 Acquisition did not significantly change the effective tax rate. Differences between the effective rate of income taxes and the statutory rate arise principally from the state income taxes and non-deductible amortization related to certain purchase accounting adjustments.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
(dollars in thousands, except per share amounts)

The following management's discussion and analysis provides information with respect to the results of operations for the three-month period ("Fiscal Quarter") and nine-month period ended October 28, 1995 in comparison with the three-month period and nine-month period ended October 29, 1994. The 1995 Acquisition has been accounted for using the purchase method of accounting. Accordingly, a new basis of accounting was begun on May 27, 1995. As a result, financial statements for periods prior to the 1995 Acquisition are not comparable to periods subsequent thereto. The actual store operations of Peebles Inc., however, were unaffected by the 1995 Acquisition. The change in ownership of Peebles is not expected to result in any deviation from management's pre-acquisition strategic plans involving store operations, except that greater flexibility is afforded through the New Credit Agreement and the added financial support of Kelso as an equity owner within that agreement, as described in more detail below.

Net sales for the three-month period ended October 28, 1995 totaled $42,562, a 3.7% increase over net sales of $41,025 for the three-month period ended October 29, 1994. This $1,537 increase in total net sales was attributable to eight new stores opened in the twelve-month period subsequent to October 29, 1994. These stores generated net sales of $3,651 during the three-month period ended October 28, 1995, up $2,795 from the net sales of non-comparable stores in the prior year Fiscal Quarter. Net sales at comparable stores were down $1,258, or 3.1%, comparing the Fiscal Quarter ended October 28, 1995 to the three-month period ended October 29, 1994. This decrease is primarily attributable to the first two weeks in October 1995, where comparable store net sales were down $1,028 (81.7% of the Fiscal Quarter decrease) in comparison to the first two weeks of October 1994. The significant decrease during this two-week period is primarily attributable to unseasonably warm weather in the current year relative to the prior year, where comparable stores in the first two weeks of October 1994 had showed a 5.4% increase in net sales over the same period in 1993. For the nine-month period ended October 28, 1995, net sales totaled $118,054, up 4.9% from the comparable prior year period. Net sales at comparable stores were $109,170, down 1.5% from the nine-month period ended October 29, 1994. A general weakening in consumer spending on soft apparel, as well as continually increasing competition has detrimentally affected the Company's comparable store sales, especially in the Metro Washington D.C. region, which includes Northern Virginia and Southern Maryland.

Cost of sales as a percentage of net sales for the three-month periods ended October 28, 1995 and October 29, 1994 were 59.0% and 60.6%, respectively. For the nine-month periods ended October 28, 1995 and October 29, 1994, cost of sales as percentage of net sales were 59.5% and 59.9%, respectively. The improvement in the third Fiscal Quarter relative to the same period in the prior year results primarily from the Company's efforts to clear summer merchandise quicker than in the previous year, as noted in the second Fiscal Quarter, and align Fall merchandise inventory levels with anticipated sales. In addition, approximately half of the improvement, .9% of net sales for the Fiscal Quarter, relates to accounting for LIFO inventory. As noted in the second Fiscal Quarter, the 1995 Acquisition required a new basis of accounting and established the LIFO base year at May 27, 1995. The seasonal fluctuations in the Department Store Price Indexes calculated by the Bureau of Labor Statistics ("BLS Index") as used in the LIFO calculation, coupled with the normal seasonal increase in merchandise inventories, created a significant increase in the LIFO reserve for the four-month period ended May 27, 1995. The establishment of the LIFO base year at May 27, 1995 will create a cost of sales benefit at the fiscal year end, February 3, 1996. As such, this benefit is spread to the months succeeding May 27, 1995, and some $300 was deducted from cost of sales for the Fiscal Quarter ended October 28, 1995. This compares to an increase in cost of sales of $85 in the comparable prior year Fiscal Quarter. Cost of sales as a percentage of net sales for the nine-month periods are comparable as the LIFO inventory effect on cost of sales is nearly equivalent and merchandise inventory levels were in line with the plan for each year.

Selling, general and administrative expenses ("SG&A"), including depreciation and amortization, for the three-month periods ended October 28, 1995 and October 29, 1994 were 33.3% and 31.5%, respectively, as a percentage of net sales. For the nine-month periods ended October 28, 1995 and October 29, 1994, SG&A including depreciation and amortization were 33.9% and 32.3%, respectively. This increase is primarily attributed to the additional expenses related to the opening of eight new stores and the re-location of one store in the twelve month-period subsequent to October 29, 1994. During the second Fiscal Quarter, approximately $3.1 million was paid to settle the 1993 Stock Option Plan as a pre-requisite to closing the 1995 Acquisition. This non-recurring expense, considered additional compensation expense, is included in the four-month period ended May 27, 1995.

Interest expense for the Fiscal Quarters ended October 28, 1995 and October 29, 1994 was $2,454 and $1,139, respectively, and $5,498 and $3,247, respectively for the nine-month periods then ended. These increases result primarily from the incremental increase in debt associated with the New Credit Agreement when compared to the pre-acquisition capitalization. In addition, the prime lending rate, the basis of interest expense in both the pre-1995 Acquisition Credit Agreement and the New Credit Agreement, was 6% during the majority of the three and nine month periods ended October 29, 1994 and 9% during the comparable periods ended October 28, 1995.

For the Fiscal Quarters ended October 28, 1995 and October 29, 1994, income before income taxes was $934 and $2,176, respectively. The decrease is attributed to the increase in interest expense. As a result of the settlement of the 1993 Stock Option Plan and the increase in interest expense, both associated with the 1995 Acquisition, the Company showed a loss before income tax benefit and extraordinary item of $293 for the nine-month period ended October 28, 1995, compared to income of $3,386 in the comparable prior year period. The pro-forma information included in Note A to the condensed financial statements reflects income before taxes of $1,228 and $3,392 for the nine-month periods ended October 28, 1995 and October 29, 1994, respectively. These pro forma amounts include the increased interest expense (with the difference in the prime rates of 9% and 6% in 1995 and 1994), related to the additional debt as if the 1995 Acquisition had occurred at the beginning of fiscal 1994. The pro forma information excludes the non-recurring impact of the 1993 Stock Option Settlement, and considers the LIFO base year to be January 29, 1994, where seasonal fluctuations in both the BLS Index and merchandise inventory levels are mitigated.

The income tax expense for the three-month periods October 28, 1995 and October 29, 1994 was $374 and $946, respectively. For the nine month periods then ended, the Company had an income tax benefit of $195 and income tax expense of $2,605, respectively. The effective income tax and benefit rates for the respective periods differ from the statutory rate primarily due to nondeductible amortization relating to certain acquisition related assets.

The Company recorded an extraordinary loss, net of tax, of $216 in the four-month period ended May 27, 1995 related to the write-off of unamortized financing costs related to the pre-1995
Acquisition Credit Agreement.

As a result of the changes discussed above, net income for the three-month periods ended October 28, 1995 and October 29, 1994 totaled $560 and $1,230, respectively. In the nine-month periods then ended, the Company showed a net loss of $509 and net income of $3,386, respectively.

LIQUIDITY AND CAPITAL RESOURCES

The funds necessary to enable PHC Retail to pay the merger consideration due in the 1995 Acquisition, the related acquisition and financing fees, and the cash settlement of the 1993 Stock Option Plan as a pre-requisite thereto, were obtained from a combination of equity investment in PHC Retail and funds available under the New Credit Agreement. Additional funds were drawn under the New Credit Agreement to refinance $40,917 of debt outstanding under the pre-acquisition Credit Agreement. The provisions of the 1995 Acquisition required that all outstanding options under the 1993 Stock Option Plan be settled in cash at the closing date for either the difference in the $30 per share acquisition price and the $23.75 exercise price per option or as specified by certain change in control agreements. With 432,699 options outstanding, the total cash outlay was $3,089, funded through a draw on the New Credit Agreement. In addition, 78,615 shares of PHC Retail common stock were issued to certain members of Peebles' management at a price of $30 per share, the proceeds from which were used to pay down the 1995 Revolving Facility under the New Credit Agreement. Immediately subsequent to the 1995 Acquisition the net increase in debt carried by the Company had increased $35,474, for a total debt balance of $76,390 at May 27, 1995.

The New Credit Agreement provides three separate financing facilities under a Senior Term Facility and a Senior Revolving Facility. The Senior Term Facility includes Senior Term Note A for $20 million and Senior Term Note B for $30 million, the funds from which were used to facilitate the 1995 Acquisition as described above. The final maturity dates of Senior Term Note A and Senior Term Note B are June 9, 2000 and June 9, 2002, respectively. The mandatory quarterly principal payments are graduated to allow greater operating flexibility in the initial three fiscal years. In the Fiscal Quarter ended October 28, 1995, the Company made scheduled principal payments of $250 and $75 on Senior Term Note A and Senior Term Note B, respectively. In the succeeding fiscal years, these principal payments will increase as disclosed in Note D to the condensed financial statements. In addition, on September 8, 1995, the Company reduced the principal balance of Senior Term Note B by $2 million, satisfying certain pre-defined conditions of the Credit Agreement. From inception through the end of the Fiscal Quarter ended October 28, 1995, the Senior Term Facility bore interest at a rate based on the prime lending rate, prime plus 1-1/2% and prime plus 2% for Senior Term Note A and Senior Term Note B, respectively. In November 1995, the Company converted the Senior Term Notes to a more favorable interest rate based on LIBOR. As such, henceforth the applicable interest rates for Senior Term Note A and Senior Term Note B will be LIBOR plus 2.75% and LIBOR plus 3.25%, respectively. Interest is paid quarterly in arrears. The continued growth of the Company is primarily dependent upon its ability to open or acquire new stores on a profitable basis and to continue to increase sales in existing stores. The funds necessary to facilitate this business growth will be provided by both the internal operations of the Company and draws under the Senior Revolving Facility, described below. The funds required to service the Senior Term Facility will also be either internally generated or will be drawn under the 1995 Revolving Facility, but this service is not expected to exhaust those resources so as to detrimentally limit planned business growth. Likewise, the new store growth is controlled through certain restrictive debt covenants of the New Credit Agreement, including an annual capital expenditures maximum tied to the performance of the Company, such that these growth and maintenance expenditures will not prohibit the debt service.

The amount available under the 1995 Revolving Facility is determined by a defined asset based formula, with maximum borrowings limited to $65 million less any amounts outstanding under letters of credit. The 1995 Revolving Facility has no specific paydown provisions and the Company pays a fee of 1/2 of 1% per annum on any unused portion of the 1995 Revolving Facility. In addition to the 1995 Revolving Facility, the Credit Agreement provides for a Swingline Facility, funded by the daily operating accounts of the Company and drawn for the daily operating needs. The Swingline Facility cannot exceed $5 million nor fall below zero. Any borrowings causing the Swingline Facility to exceed $5 million or funding in excess of the outstanding balance reverts to the 1995 Revolving Facility, in increments pre-defined by the Credit Agreement. The Swingline Facility bears interest at prime plus 1-1/2% and has no conversion provision to a LIBOR-based rate. From inception through the end of the current Fiscal Quarter, the 1995 Revolving Facility also bore interest at prime plus 1-1/2%. In November 1995, $33 million of the 1995 Revolving Facility was converted to bear interest at a rate of LIBOR plus 2.75%.

The New Credit Agreement contains certain restrictive debt covenants related to the Company's performance. Specifically, operations must satisfy defined criteria for i) Earnings Before Interest, Taxes, Depreciation and Amortization ("EBITDA"); ii)
Fixed Charge Coverage Ratio;   iii) Leveraged Ratio; iv) Interest
Coverage Ratio; and v) Capital Expenditures. At October 28, 1995, the Company is in compliance with all restrictive debt covenants, including these performance based covenants. The New Credit Agreement also includes an equity call provision, under which, if for any reason the operations of the Company fail to satisfy these covenants, Kelso will contribute additional equity up to $10 million, based on certain pre-defined formulae.

During the nine-month period ended October 28, 1995, the Company opened new store locations in Stafford, Appomattox, and Wytheville, Virginia; Marion, North Carolina; and Humboldt, Tennessee. In November 1995, new store locations in Auburn, New York and Woodstock, Virginia were opened. These fiscal 1995 new store locations represent approximately 157,000 square feet of a planned 180,000 square feet for fiscal 1995. A noncancellable lease has been signed for a 25,200 square foot location in Sylacauga, Alabama, originally scheduled for a fiscal 1995 opening, but now due to open in the spring of fiscal 1996. The Company plans to open approximately 200,000 new store square feet in fiscal 1996. In addition to the Sylacauga location, the Company has a signed noncancellable operating leases for store locations in Paris and Winchester, Tennessee, representing approximately 42,000 square feet, for a total fiscal 1996 commitment of 67,200 square feet. The Company is currently evaluating a significant number of potential locations in its current ten-state area and in contiguous states, such that the remaining fiscal 1996 planned square footage remains appropriate. The planned new store growth and the continued maintenance of existing operations described above have been considered in the New Credit Agreement, and the Company believes that adequate capital expenditures and financial resources are available to facilitate the planned new store square footage of approximately 180,000 to 250,000 per year.

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

PEEBLES INC.

Date:   December 6, 1995      By    /s/       Michael F. Moorman
                                    ----------------------------
                                              Michael F. Moorman
                                    President and Chief Executive
                                    Officer
                                   (Principal Executive Officer)

                              By    /s/       E. Randolph Lail
                                    --------------------------
                                              E. Randolph Lail
                                    Chief Financial Officer,
                                    Senior Vice
                                    President-Finance, Treasurer
                                    and Secretary
                                   (Principal Financial Officer)