Form 10-K405
period 1996-02-03
PEEBLES INC
filed 1996-05-03
CIK 804125

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                              ---------------------

                                    FORM 10-K

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended February 3, 1996

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

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

         State the aggregate market value of the voting stock held by non-affiliates of the registrant $-0- (determined by including all shares of Peebles common stock owned by persons, (1) who hold less than 10% of the outstanding shares of common stock and(2) are not an executive officer of the registrant. Aggregate value is based upon the estimated fair value of common stock as of February 3, 1996.)

         As of April 1, 1996, 1,000 shares of common stock of Peebles Inc. were outstanding.

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

                                      NONE

                                     PART I

Item 1.  Business.

General

         Peebles operates 65 specialty department stores offering merchandise for the entire family and selected decorative home accessories. Founded in 1891, the Company operates primarily in smaller communities in ten southeastern and mid-Atlantic states. Peebles positions itself as the leading fashion retailer in these communities, which typically do not have a traditional mall-based department store, and locates its stores in the primary shopping destinations in its markets. Peebles offers its customers consistent value by providing a broad assortment of moderately priced national brands supplemented with quality private label merchandise. Peebles' attractive stores and visual presentation, advertising and promotional programs further reinforce its image as the market's fashion leader.

         References to 1991, 1992, 1993, 1994 and 1995 relate to the fiscal years of the Company ending February 1, 1992, January 30, 1993, January 29, 1994, January 28, 1995 and February 3, 1996, respectively. Fiscal years 1991, 1992, 1993 and 1994 each include 52 weeks. Results of operations for 1995 consisted of fifty-three weeks, with 17 weeks included in the four-month period ended May 27, 1995 and 36 weeks in the eight month period ended February 3, 1996. References herein to 1995 relate to the 53-week period ended February 3, 1996.

         The entire equity interest of Peebles Inc. was acquired by PHC Retail Holding Company ("PHC Retail"), effective May 27, 1995. PHC Retail is an affiliate of Kelso & Company ("Kelso"), an investment firm located in New York, New York. PHC Retail has no significant assets other than the shares of Peebles common stock, and had no operations prior to the 1995 Acquisition. The acquisition was accounted for using the purchase method of accounting, and accordingly, a new accounting base year was established. The acquisition has not resulted in, and is not expected to result in any deviation from the Company's pre-acquisition strategic plans involving store operations, except that greater flexibility is afforded through the New Credit Agreement, as defined, and the added financial support of Kelso as an equity owner within that agreement.

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

         Operate Small Stores with Lower Cost Structure. Peebles, with its focus on small communities, operates stores that are significantly smaller than the traditional full-line department store. Peebles' stores average 32,000 square feet and vary in size from 10,000 to 65,000 square feet. The Company operates profitably despite its smaller stores and lower sales per square foot compared with other department store companies due to its high gross margins, emphasis on cost control and centralized operations.

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

         Opening New Stores. The Company intends to open five new stores in 1996 and ten new stores in 1997. As of April 1, 1996 the Company has signed three leases for stores scheduled to open in 1996, representing approximately 67,000 in total square footage. The Company's new stores will be located in existing and contiguous markets where it can realize distribution efficiencies and where the Peebles concept and merchandise mix will correspond to local demographics. The Company explores a wider range of real estate options than retailers which rely only on new shopping center development, and actively considers space vacated by other retailers.

         Remodeling and Relocating Stores. In addition to new store growth, the Company has an ongoing remodeling program, both upgrading existing stores and reallocating selling space to provide its customers a pleasant, fashion-oriented shopping environment for the merchandise mix for that market. Since January 30, 1993, the Company has remodeled eleven stores and relocated four stores. The Company expects to relocate selected stores in the future to the desired shopping destination in that market.

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

Peebles Stores

         Peebles stores are designed and managed to create an appealing shopping experience, foster customer convenience and maximize operating efficiency. The Company's stores range in size from 10,000 to 65,000 square feet and average 32,000 square feet, which is significantly smaller than the traditional full-line department store. The Company does not have a standard store format and instead adapts its stores to existing real estate opportunities. The Company's stores feature a bright, modern and accessible layout with an emphasis on the visual presentation of merchandise. The store layout is designed to draw the customer through the store, creating opportunities for cross-selling.

         The Company targets communities with between 10,000 and 25,000 households. According to Company estimates, as of February 3, 1996, approximately 60% of the Company's stores are located in markets with fewer than 20,000 households. Peebles can operate profitably in markets with as few as 5,000 households. The Company enters larger markets and suburban areas with 25,000 to 40,000 households where the customer base and competitive factors exhibit characteristics similar to markets where the Company's operating strategy has proven successful. The Company prefers to locate its stores in strip shopping centers and enclosed malls where other anchors such as a leading grocery, discount and drug retailers will create a destination shopping location. Of the 65 stores currently in operation, 42 are located in strip shopping centers, 19 in enclosed malls and 4 in downtown locations.

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

         In 1995, a majority of the merchandise sold by the Company was nationally branded merchandise. Key brands featured by the Company include:

      Ladies........ Liz Claiborne, Etienne Aigner, Alfred Dunner, Oak Hill,
                     Koret, Monet, Hanes, Goodman Knitting, Playtex, Forecaster, Byer of California, Shadowline, Pendleton, Michael Stevens, Halmode Apparel, Stuart Alan, Fritzi of California

      Men's......... Levi, Haggar, Bugle Boy, Arrow, Van Heusen, Champion, Swank

      Young Men's
       and Juniors.. Levi, Bugle Boy, Byer of California, B.U.M. Equipment,
                     Union Bay, Lee, Rampage, Bongo, Zeppelin, Gotchaco, Fritzi of California

      Children's.... Buster Brown, HealthTex, Oshkosh B'Gosh, Baby Togs, William
                     Carter

      Shoes......... Reebok, Nike, Brown Shoe, Keds, Fila, Nunn Bush, What's
                     What

      Home.......... Springs, Pacific Home, Arch, Whiting, World Bazaars,
                     Mikasa,

      Cosmetics..... Estee Lauder, Elizabeth Arden, Fashion Fair, Calvin Klein,
                     Liz Claiborne,

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

         In addition, the Company's advertising and promotional staff organizes special events at the stores and arranges for all Grand Opening and Grand Reopening events. In 1995, the Company continued as an associate sponsor of a racing team in the NASCAR Busch Grand National stock car racing series, which the Company believes will increase its exposure in both existing and potential markets.

         The Company's net advertising expenses in 1993, 1994 and 1995 were 2.7%, 2.5% and 2.6% of net sales, respectively, which the Company believes is lower than traditional department stores due to emphasis on an everyday fair price policy and a less promotional strategy.

Purchasing and Distribution

         The Company employs 24 buyers and seven merchandise managers who are responsible for most merchandising decisions including purchasing, pricing, sales promotions, inventory allocations and markdowns. While these decisions are made centrally, the Company endeavors to refine its merchandise assortment to appeal to the customers in each market. Peebles' buying staff has developed specific knowledge with regard to purchasing, inventory and promotions for the Company's smaller sized stores. The merchandising group participates in an incentive plan based on sales, gross margin dollars generated and inventory turnover.

         The Company places special emphasis on maintaining all merchandise in stock, particularly advertised and basic merchandise, to build and maintain credibility with its customers. By monitoring unit sale information by store, buyers are able to quickly determine the styles, colors and sizes of merchandise to be reordered and distributed to individual stores.

         The Company purchases its merchandise from approximately 1,275 suppliers and is not dependent on any single source of supply. The Company is a member of Frederick Atkins, Inc., an international cooperative buying service. This cooperative offers members merchandise purchasing opportunities, which the Company has taken advantage of particularly in connection with its imported private label merchandise. During 1993, 1994 and 1995, Frederick Atkins, Inc. was the Company's largest supplier, accounting for retail purchases totaling approximately 17.0%, 17.7% and 17.3%, respectively. The Company believes it has a good relationship with Frederick Atkins, Inc. and is not aware of a situation in which Frederick Atkins, Inc. would not continue to supply the Company. In the event such a situation arose, the Company believes that it could avoid significant disruptions in its purchasing process or significant changes to its merchandise mix through the use of other resources.

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

         Peebles encourages the participation of all store level management and sales associates in decision making, and management regularly solicits input and suggestions from its employees who are closest to the customer. In addition to its management information systems, Peebles stays in close contact with store operations through its seven regional managers. Each store manager reports to a regional manager, who also manages a store. Regional managers visit their stores at least once a month to review merchandise presentation, personnel training and performance, enforcement of the Company's security procedures and adherence to Company operating procedures. The regional managers meet quarterly to share information.

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

Peebles Charge Card

         In 1993, 1994 and 1995, 42.0%, 40.4% and 38.8%, respectively, of net sales were made using the Company's proprietary credit card. As of February 3, 1996, the Company had approximately 592,500 credit card accounts, of which 153,100 were billed accounts.

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

         The Company's credit plans provide for the option of paying in full within 28 days of the billed date with no finance charge or with revolving credit terms. Terms of the short-term revolving charge accounts require customers to make minimum monthly payments in accordance with prescribed schedules. Peebles bears the risk of the collecting its credit card receivables. Peebles' credit card program has had a positive impact on net income.

         The following table presents a summary of information relating to the Company's charge card sales and receivables (in thousands):

                                                Period-End Allowance
            Net Bad Debt Expenses               For Doubtful Accounts
           -----------------------   ------------------------------------------
                              % of     Period-End Total              % of Total
  Years    Sales    Amount   Sales   Customer Receivables   Amount  Receivables
 -------  -------   ------   -----   --------------------   ------  -----------
1993.....  63,696    696      1.1         29,336              950       3.2
1994.....  67,651    640      1.0         29,742              930       3.1
1995.....  68,216    766      1.1         29,494              960       3.3


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

Employees

         At February 3, 1996, the Company had 961 full-time employees and 1,311 part-time employees. None of the Company's employees is covered by a collective bargaining agreement. The Company considers its employee relations to be good.

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

Trademarks

         The Peebles name is registered as a trademark and a servicemark of the Company. Additionally, the Company has registered several merchandise labels as trademarks under which it sells quality merchandise such as Cape Classic(TM), Private Expressions(TM), Meherrin River Outfitters(TM), Harmony Grove(TM) and Sonoma Bay(TM).

Regulation

         The Company is subject to federal, state and local laws and regulations affecting retail department stores generally. The Company believes that it is in substantial compliance with these laws and regulations.

Item 2.  Properties.

         All but one of the Company's stores are leased, and most of the leases contain renewal options. The stores range in size from 10,000 square feet to 65,000 square feet, and average 32,000 square feet. The following table indicates the location of the Company's stores in operation as of April 1, 1996:

Delaware                                Tennessee
   Rehoboth Beach                          Columbia
   Seaford                                 Cookeville
                                           Dyersburg
Kentucky                                   Hermitage
   Hopkinsville                            Humbolt
   Madisonville                            Murfreesboro

Maryland                                Virginia
   Bowie                                   Ashland
   Chestertown                             Appomattox
   Easton                                  Blackstone
   Eldersburg                              Christiansburg
   Elkton                                  Colonial Heights
   Lexington Park                          Covington
   Prince Frederick                        Danville
   Salisbury                               Emporia
   Waldorf                                 Front Royal
                                           Hayes
New Jersey                                 Hampton
   Rio Grande                              Hopewell
                                           Lawrenceville
New York                                   Leesburg
   Geneva
   Auburn                               Virginia
                                           Lexington
North Carolina                             Luray
   Aberdeen                                Manassas
   Charlotte                               Norfolk
   Eden                                    Onley
   Jacksonville                            Richmond
   Monroe                                  Rocky Mount
   Marion                                  Smithfield
   Roxboro                                 South Hill
   Statesville                             Stafford
                                           Warrenton
Pennsylvania                               Waynesboro
   Gettysburg                              Williamsburg
                                           Woodbridge
South Carolina                             Woodstock
   Conway                                  Wytheville
   Florence
   Georgetown
   Myrtle Beach

         The Company owns the real estate upon which its Lawrenceville, Virginia store is located.

         Store leases provide for a base rent of between $1.00 and $6.00 per square foot per year. Most leases also have formulas requiring the payment of additional rent based on a percentage of net sales above specified levels. In 1993, 1994 and 1995, the Company's aggregate rental payments on operating leases were approximately $6.0 million, $6.4 million and $7.2 million, respectively.

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

Item 3.  Legal Proceedings.

         The Company is from time to time involved in routine litigation. Based on consultations with legal counsel, the Company believes that none of the litigation in which it is currently involved is material to its financial condition or results of operations.

Item 4.  Submission of Matters to a Vote of Security Holders.

              NONE

                                     PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters.

Market Information

         All of the Company's common stock is owned by PHC Retail Holding Company. See Item 12. "Security Ownership of Certain Beneficial Owners and Management." There is no existing market for the Common Stock, nor is the Common Stock listed on any exchange. All currently outstanding shares of common stock were issued pursuant to exemptions from registration under the Securities Act of 1933, as amended (the "Act"), and any resales of such shares of Common Stock can only be made pursuant to an effective registration statement or an exemption from the registration requirements of the Act.

Dividends

         The Company does not currently pay any dividends on its Common Stock. The Company's credit agreement prohibits the payment of dividends absent the consent of the lender. Accordingly, the Company does not currently intend to declare any dividends to the holders of the Common Stock in the foreseeable future.

                      (This space intentionally left blank)

Item 6.  Selected Financial Data.

The following selected historical financial data for Peebles for the five fiscal years ended February 3, 1996 are derived from the Company's audited financial statements. Effective May 27, 1995, PHC Retail Holding Company ("PHC Retail") acquired the entire equity interest of Peebles Inc. (the "1995 Acquisition"). The 1995 Acquisition was accounted for as a purchase; and accordingly, a new basis of accounting was begun. As a result, the financial data for the eight-month period subsequent to the 1995 Acquisition is not comparable to the financial data for the prior periods. The Company was recapitalized effective January 31, 1992. The data should be read in conjunction with the financial statements, related notes and other financial information included herein.

         (Dollars in thousands except per share and selected other data)

                                                                                          Four Month     Eight Month
                                                    Fiscal Years Ended                   Period Ended   Period Ended
                                    -------------------------------------------------    ------------   -------------
                                    February 1,  January 30, January 29,  January 28,        May 27,      February 3,
                                      1992 (1)      1993         1994         1995            1995           1996
                                                         (Post Recapitalization)            (Post 1995 Acquisition)
Income Statement Data:

 Net sales .......................   $140,044     $140,943     $151,772     $167,662        $49,163       $126,501
 Cost of sales ...................     85,706       84,033       91,134       98,066         29,935         72,994
                                                               --------     --------        -------       --------
 Gross margin ....................     54,338       56,910       60,638       69,596         19,228         53,507
 Selling, general and
   administrative expenses .......     37,977       37,717       40,320       45,205         14,639         33,275
 Depreciation and
   amortization ..................      5,634        5,557        6,029        6,729          2,349          4,339
 Stock option settlement .........       --           --           --           --            3,089           --
 Revaluation of goodwill .........     26,315 (2)     --           --          --              --             --
                                     --------     --------     --------    --------         -------      ---------
 Operating income (loss) .........    (15,588)      13,636       14,289       17,662           (849)        15,893
 Other income (expenses) .........        135         (145)          (1)         131             77            (52)
 Interest expense ................     19,277        4,981        4,248        4,569          1,414          6,565
                                     --------     --------     --------    --------         -------      ---------
 Income (loss) before
   income taxes (benefit) and
   extraordinary item ............    (34,730)       8,510       10,040       13,224         (2,186)         9,276
 Income taxes (benefit) ..........     (1,275)       3,952        4,513        5,747           (874)         4,246
                                      =======      =======     --------     --------        -------       --------
 Income (loss) before
   extraordinary item ............    (33,455)       4,558        5,527        7,477         (1,312)         5,030
 Extraordinary item ..............     33,563 (3)       --           --          --            (216)            --
                                     --------     --------     --------    --------         -------       --------
 Net income (loss) ...............   $    108     $  4,558     $  5,527     $  7,477        $(1,528)      $  5,030
                                     ========     ========     ========     ========       =========      ========
Net income (loss) per share ......       N/M*     $   1.56     $   1.88     $   2.54        $  (.52)      $  5,030
 Average common stock and
     common stock equivalents
     outstanding .................     18,582    2,918,352    2,932,905    2,940,281      2,942,600          1,000


                                                                                         Twelve Month Data
                                                                                         ------------------
Selected Other Data: .............

 Net sales per store (000's) (4) .   $  2,857     $  2,744     $  2,962     $  3,189           $ 3,032
 Selling sq. ft. per store (4) ...     25,000       25,000       26,000       26,000            26,300

 Net sales per selling sq. ft. (5)   $    110     $    111     $    116     $    117           $   112

 Comparable store net sales

   increase (decrease) (4) .......       (5.0%)       (2.0%)        4.3%         4.6%(8)          (1.0%)
 Number of stores
  (end of period) ................         50           49           54           58                65
 Total selling sq. ft ............
   (end of period) ...............  1,290,000    1,276,000    1,385,000    1,510,000         1,649,000
 Capital expenditures (000's) ....   $  2,862     $  6,137     $  7,372     $  8,454           $ 8,094


                                    February 1,   January 30,  January 29,  January 28,      February 3,
Balance Sheet Data:                    1992         1993          1994        1995              1996
                                     --------     ----------  -----------   ----------       -----------
                                                                                        (Post 1995 Acquisition)
 Working capital                     $ 42,441     $ 41,226     $ 44,348     $ 49,872          $ 48,395
 Net property and equipment            18,435       20,823       24,903       28,951            32,248
 Total assets.................        145,565      137,543      143,727      148,954           165,553
 Total debt (6)...........             60,086       44,662       46,207       41,955            76,778
 Stockholders' equity (7).....         62,938       68,537       74,530       82,234            64,338

Selected Financial Data Footnote Legend
N/M*- Not meaningful.
   1) On January 31, 1992, the Company was recapitalized.
   2) Revaluation of goodwill is a result of the recapitalization of the Company.
   3) Reflects a gain on the exchange of debt related to the recapitalization of the Company.
   4) Only reflects data for comparable stores. Comparable stores for the current year are those stores which were open for the entire period in the immediately preceding year.
   5) Net sales per selling square feet per store is based on stores open one full year.
   6) Includes the long-term portion of the capital lease obligations and the current portion of long-term debt.
   7) Retained earnings, included in stockholders' equity has been adjusted to zero on February 1, 1992 and May 27, 1995. On February 1, 1992, an accumulated deficit of $10,477 was eliminated in a quasi-reorganization resulting from the recapitalization of the Company. On May 27, 1995, accumulated earnings of $16,022 were eliminated in purchase accounting.
   8) Comparable store net sales decreased 1% comparing the 53-week period ended February 3, 1996 versus the 52-week period ended January 28, 1995. Comparing the 53-week period ended February 3, 1996 to the corresponding 53-week period ended February 4, 1995, comparable store net sales decreased 2%.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

         The discussion and analysis included under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations", appears on page F-15 of this annual report on Form 10-K.

                               Recent Developments

                                      None

Item 8.  Financial Statements and Supplementary Data.

         Information with respect to this Item is contained in the financial statements indicated on the Indices on page F-0 of this annual report on Form 10-K.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

                                      None.

                      (This space intentionally left blank)

                                    PART III

Item 10.  Directors and Executive Officers of the Registrant.

         The Company's executive officers and directors, their ages, positions and years with the Company are as follows:

                                                                     Years with
      Name                Age            Position                    the Company

Michael F. Moorman        53   Chairman of the Board, President
                               and Chief Executive Officer                32
Ronnie W. Palmore         47   Senior Vice President, Merchandising
                               and Assistant Secretary                    23
Russell A. Lundy, Sr.     60   Senior Vice President, Stores              42
E. Randolph Lail          40   Senior Vice President, Finance,
                               Chief Financial Officer,
                               Secretary and Treasurer                     8
Marvin H. Thomas, Jr.     40   Senior Vice President, Operations          17
William C. DeRusha        46   Director                                    4
Malcolm S. McDonald       57   Director                                    4
Wellford L. Sanders, Jr.  50   Director                                    3
Thomas R. Wall, IV        37   Director                                    1
Frank T. Nickell          48   Director                                    1


         Michael F. Moorman has been Chairman of the Board, Chief Executive Officer, President and a Director of PHC Retail since June 9, 1995 . Mr. Moorman has also been Chairman of the Board and a Director of the Company since September 1989, Chief Executive Officer of the Company since May 1989 and President of the Company since June 1988. Prior thereto, Mr. Moorman served as Chief Financial Officer and Treasurer of the Company from August 1989 to June 1992 and Secretary of the Company from August 1989 to June 1990. Mr. Moorman has been employed by the Company in various positions since 1964. Mr. Moorman has been a Director of the Company since 1977.

         Ronnie W. Palmore has been Senior Vice President, Merchandising of PHC Retail since June 9, 1995 and of the Company since September 1989 and Assistant Secretary of the Company since 1988. Mr. Palmore served as Senior Vice President, Stores of the Company from June 1988 to August 1989 and has been employed by the Company in various positions since 1973.

         Russell A. Lundy, Sr. has been Senior Vice President, Stores of PHC Retail since June 9, 1995 and of the Company since September 1989. Mr. Lundy served as Vice

President, Stores of the Company from 1984 to August 1989 and has been employed by the Company in various positions since 1954.

         E. Randolph Lail has been Senior Vice President, Finance, Chief Financial Officer, Secretary and Treasurer of PHC Retail since June 9, 1995. Mr. Lail has also been Senior Vice President, Finance of the Company since June 1993, Chief Financial Officer and Treasurer of the Company since June 1992 and Secretary of the Company since June 1990. Mr. Lail served as Vice President, Finance of the Company from June 1990 to June 1993 and as Controller of the Company from January 1988 to June 1990. Mr. Lail is a Certified Public Accountant and has been employed by the Company since January 1988.

         Marvin H. Thomas, Jr. has been Senior Vice President, Operations of PHC Retail since June 9, 1995 and of the Company since June 1993. Mr. Thomas served as Vice President, Operations of the Company from June 1990 to June 1993 and Vice President, Merchandise Manager of the Company from May 1988 to June 1990. Mr. Thomas has been employed by the Company in various positions since 1979.

         William C. DeRusha has been a Director of PHC Retail since June 9, 1995 and of the Company since March 1992. Mr. DeRusha is Chairman of the Board and Chief Executive Officer of Heilig-Meyers Company. Mr. DeRusha is a director of Heilig- Meyers Company, Best Products Co., Inc. and Signet Banking Corporation.

         Malcolm S. McDonald has been a Director of PHC Retail since June 9, 1995 and of the Company since April 1992. Mr. McDonald is President and Chief Operating Officer of Signet Banking Corporation and President and Chief Executive Officer of Signet Bank/Virginia. From July 1988 to April 1990, Mr. McDonald was Vice Chairman of Signet Bank/Maryland and Signet Bank/Virginia. Prior to July 1988, Mr. McDonald was Vice Chairman of Signet Banking Corporation and Chairman of Signet Bank, N.A. Mr. McDonald is a director of Signet Banking Corporation and American Trading and Production Company.

         Wellford L. Sanders, Jr. has been a Director of PHC Retail since June 9, 1995 and of the Company since February 1992. Mr. Sanders is a partner in the law firm of McGuire, Woods, Battle & Boothe, L.L.P. Mr. Sanders is a director of Catherines Stores Corporation and General Medical Corporation.

         Thomas R. Wall, IV has been a Director of PHC Retail and the Company since June 9, 1995. Mr. Wall has been Managing Director of Kelso since 1990 and prior thereto General Partner of Kelso since 1989. From 1986 to 1989, Mr. Wall was a Vice President of Kelso. Mr. Wall is also a director of CCA Holdings Corp., CCT Holdings Corp., Ellis

Communications, Inc., General Medical Corporation, Mitchell Supreme Fuel Company, Mosler Inc., TransDigm, Inc. and Tyler Refrigeration Corporation.

         Frank T. Nickell has been a Director of PHC Retail and the Company since June 9, 1995. Mr. Nickell has been President and a director of Kelso since March 1989. From 1984 to 1989, Mr. Nickell was a general partner of Kelso. He is also a director of American Standard Companies, Inc., CCA Holdings Corp., CCT Holdings Corp., The Bear and Stearns Companies Inc., Earle M. Jorgensen Company and Tyler Refrigeration Corporation.

         On December 23, 1992, Kelso and its chief executive officer, without admitting or denying the findings contained therein, consented to an administrative order in respect of a Commission inquiry relating to the 1990 acquisition of a portfolio company by a Kelso affiliate. The order found that Kelso's tender offer filing in connection with the acquisition did not comply fully with the Commission's tender offer reporting requirements, and required Kelso and its chief executive officer to comply with these requirements in the future.

         Executive officers of Peebles are elected annually and serve at the discretion of the Board of Directors.

Directors Compensation

         Mr. DeRusha, Mr. McDonald and Mr. Sanders are paid an annual retainer of $20,000, payable quarterly in arrears, and are reimbursed for expenses incurred in attending meetings of the Board of Directors.

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

ITEM 11.   Executive Compensation

         The following tables set forth a summary of compensation paid by the Company to its five highest paid executive officers (the "Named Executives") during 1993, 1994 and 1995.

                           Summary Compensation Table

                            Annual Compensation      Long-Term Compensation
                           --------------------     ------------------------
                                                      Awards        Payout
                                                    ----------    ----------
                                                                  Number of
                                                    Other Annual   Options/
    Name and                   Salary      Bonus    Compensation   Warrants    Long-term Incentive
Principal Position      Year   ($)(1)     ($) (2)    ($)(3)(6)(7)  Granted(4)   Plan Payouts ($)(5)
- ------------------      ----  -------     -------    ------------  ----------  -------------------
Michael F. Moorman
Chairman of the Board,  1995  $261,050  $  17,800    $1,133,400         --              --
President and Chief     1994   248,246    189,235             -     75,000              --
Executive Officer       1993   232,777    345,282       103,010     84,327         170,569

Ronnie W. Palmore
Senior Vice President,  1995  $144,087     15,872       329,062         --              --
Merchandising and       1994   136,767     68,211             -     20,250              --
Assistant Secretary     1993   129,964    117,169        32,235     26,860          68,227

Russell A. Lundy, Sr.   1995  $115,538      8,297       224,062         --              --
Senior Vice President,  1994   109,996     49,534             -     14,250              --
Stores                  1993   104,472     90,292        22,255     18,679          37,525

E. Randolph Lail
Senior Vice President,  1995  $108,721      6,653       180,681         --              --
Finance, CFO,           1994    88,544     43,961         1,998     14,250              --
Secretary and Treasurer 1993    77,588     53,207        14,837     12,107          22,174

Marvin H. Thomas, Jr.   1995  $ 90 806     10,412       159,370         --              --
Senior Vice President,  1994    81,894     28,958         1,900     10,856              --
Operations              1993    69,482     50,103        15,710     12,107          22,174

- ---------------------------------------

(1) Salary amounts for 1993, 1994 and 1995 include tax-deferred contributions of compensation to the Company's 401(K) Profit Sharing Plan (the "401-K Plan"), adopted in October 1993. Salary compensation contributed to the 401-K Plan during 1993, 1994 and 1995 for each of the Named Executives is Mr. Moorman $2,207, $2,185 and $2,333; Mr. Palmore $0, $2,129 and $1,366; Mr. Lundy $980, $1,958 and $458; Mr.
         Lail $608, $1,621 and $2,168, and Mr. Thomas $666, $1,425 and $1,798.

(2) Bonus amounts for each of the Named Executives include the accrued bonus paid under the Company's annual incentive plans in 1993, 1994 and 1995. The 1994 and 1995 bonus amounts include tax-deferred contributions of compensation to the 401-K Plan for each of the Named Executives as Mr. Moorman, $6,809 and $3,897, Mr. Palmore, $2,639 and $1,364, Mr. Lundy, $1,806 and $1,075, Mr. Lail $1,033 and $879, and
         Mr. Thomas $971 and $519 Additionally, bonus amounts include the fair market value of shares granted under the Peebles Inc. 1991 Stock/Warrant plan (the "1991 Plan") in 1993.

(3) The benefits to be received by each of the Named Executives as a result of grants of discounted warrants under the 1991 Plan were excluded in 1993 because the warrants were exchanged for stock options on June 9, 1993 under the 1993 Stock Option Plan (the "1993 Plan"). The amounts shown for 1993 represent tax gross-up payments to cover the executive's tax withholding obligations resulting from the corresponding stock grants under the 1991 Plan.

(4) Option/warrant grants in 1993 to the Named Executives do not include any grants of warrants under the 1991 Plan. The warrants granted in 1992 were exchanged for stock options under the 1993 Plan. In 1993 and 1994, the stock options were granted to certain members of senior management under the 1993 Plan.

(5) The cash incentive payouts under the Company's long-term incentive plan were based upon performance versus established goals for the three year period from 1991 to 1993.

(6) The amounts shown in 1994 reflect the current value of the benefit to Mr. Lail and Mr. Thomas, respectively of the portion of the premium paid by the Company with respect to a split dollar insurance arrangements (see "Employment Agreements"). In 1995, amounts of $1,618 and $1,520 are included for Mr. Lail and Mr. Thomas respectively. The benefit was determined for each year by calculating the time value of money (including the applicable long term federal funds rate) of the premium paid by the Company in 1994 and 1995 ($11,210 for Mr. Lail and $9,650 for Mr. Thomas per year) for the appropriate period.

(7) In connection with the 1995 Acquisition, the stock options outstanding under the 1995 Stock Option Plan vested. The 1995 Acquisition mandated that all options be settled for cash only, either for i) the difference between the $30 per share price paid by PHC Retail for the common stock of Peebles Inc. and the $23.75 exercise price, or ii) as specified by certain change of control agreements. The amounts included in 1995 are $1,133,400, $329,062, $224,062, $179,063 and $157,850 for Mr. Moorman,
         Mr. Palmore, Mr. Lundy, Mr. Lail and Mr. Thomas, respectively. These amounts include tax-deferred contributions of compensation to the 401-K Plan of $3,136, $6,581, $3,581 and $3,157 for Mr. Moorman, Mr. Palmore, Mr. Lail and Mr. Thomas, respectively.

Option Grant Table. There were no options granted by the Company to the Named Executives during 1995.

         Option Exercise Table. The following table sets forth information concerning the exercise of stock options during 1995 by each of the Named Executives and the year end value of unexercised options.

                            Options Exercised in 1995

                                           Individual Grants
                                        ------------------------
                                                                   Number of Unexercised
                                                           Value    Options at Year end  Value of Unexercised In-the-
                                       Shares Acquired   Realized       Exercisable/       Money Options at Year end
Name and Principal Position             on Exercise (1)     ($)       Unexercisable (2)   Exercisable/Unexercisable ($)
- ---------------------------            ----------------   -------    -----------------   ------------------------------
Michael F. Moorman                            0              $0             0                          $0
Chairman of the Board, President
and Chief Executive Officer

Ronnie W. Palmore                             0               0             0                           0
Senior Vice President, Merchandising,
Assistant Secretary

Russell A. Lundy, Sr.                         0               0             0                           0
Senior Vice President, Stores

E. Randolph Lail                              0               0             0                           0
Senior Vice President, Finance
Chief Financial Officer, Secretary
and Treasurer

Marvin H. Thomas, Jr.                         0               0             0                           0
Senior Vice President, Operations

- ---------------------------------------

(1)   There were no stock options exercised by the Named Executives in 1995.
(2)   There were no unexercised options at year end.

         As of the fiscal year ended February 3, 1996 there were no projected long-term incentive payouts.

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

     Final                            Years of Service
    Average
     Salary             15         20         25         30          35
    --------            --         --         --         --          --

  $ 75,000........   $11,993    $15,990    $19,988    $23,985    $ 23,985
   100,000........    16,868     22,490     28,113     33,735      33,735
   125,000........    21,743     28,990     36,238     43,485      43,485
   150,000........    26,618     35,490     44,363     53,235      53,235
   175,000........    31,493     41,990     52,488     62,985      62,985
   200,000........    36,368     48,490     60,613     72,735      72,735
   225,000........    41,243     54,990     68,738     82,485      82,485
   250,000........    46,118     61,490     76,863     92,235      92,235
   300,000........    55,868     74,490     93,113    111,735     111,735
   350,000........    65,618     87,490    109,363    131,235     131,235
   400,000........    75,368    100,490    125,613    150,735     150,735
   450,000........    85,118    113,490    141,863    170,235     170,235

         As of February 3, 1996, the credited years of service for Mr. Moorman, Mr. Palmore, Mr. Lundy, Sr., Mr. Thomas, Jr. and Mr. Lail were 32, 23, 42, 17 and 8, respectively.

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

         In addition, Peebles also maintains a supplemental executive retirement plan (the "SERP") for certain designated executives. As of February 3, 1996, Mr. Moorman, and Mr. Palmore, were participants in this plan. Retirement benefits payable under the SERP are based on 60% of the participant's earnings (without regard to the current earnings limit of $150,000) during the five consecutive calendar years which produce the highest average, reduced by the sum of the participant's qualified defined benefit pension benefit (computed with regard to the applicable earnings limit) and the participant's social security benefits.

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

Compensation Committee Interlocks and Insider Participation

         During the year ended February 3, 1996 the Company established a Compensation Committee of the Board of Directors. For 1995, the Board of Directors established compensation for the Company's officers for such year. Michael F. Moorman, the sole officer or employee of the Company who is also a member of the Board of Directors, made recommendations to the Board of Directors concerning executive compensation but did not otherwise participate in or vote upon the executive compensation decisions made by the Board of Directors for such year. Mr. Moorman is not a member of the Compensation Committee.

Certain Relationships

         Wellford L. Sanders, Jr., a member of the Board of Directors of the Company, is a partner in the law firm of McGuire, Woods, Battle & Boothe, L.L.P., which rendered legal services to the Company during 1995.

         Frank T. Nickell and Thomas R. Wall, IV, members of the Board of Directors of the Company, are affiliated with Kelso, which rendered management services to the Company during 1995.

Employment Agreements

         During 1995, Peebles entered into employment agreements (the "Employment Agreements") with twenty three officers of Peebles including Mr. Lundy and Mr. Thomas. The Employment Agreements, which expire during 1997 provide that if the officer is terminated for any reason, other than for good cause, he will be entitled to receive his salary at the rate in effect immediately before such termination for the balance of the term of the Employment Agreement. For purposes of the Employment Agreements, good cause is defined as (a) the commission of a serious crime, or (b) the officer, in carrying out his duties under the Employment Agreements, is guilty of (i) willful gross neglect, or (ii) willful gross misconduct resulting in either case in material harm to the Company or any of its subsidiaries.

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

Item 12.  Security Ownership of Certain Beneficial Owners and Management.

         All of the outstanding common stock of the Company is owned by PHC Retail. The following table sets forth certain information regarding the beneficial ownership of Common Stock of PHC Retail, as of April 1, 1996, by (a) each person known by the Company to be the beneficial owner of more than 5% of the outstanding shares of Common Stock, (b) each of the Company's directors and Named Executives who owns shares of Common Stock and (c) all directors and Named Executives of the Company as a group. Unless otherwise noted in the footnotes to the table, the persons named in the table have sole voting and investing power with respect to all shares of Common Stock indicated as being beneficially owned by them.

Capital Stock of PHC Retail

                                            Shares of                Shares of
                                             Voting                  Nonvoting
                                             Common        Percent     Common     Percent
        Name of Beneficial Owner (1)          Stock       of Class     Stock     of Class
        ----------------------------          -----       --------     -----     --------

Kelso Investment Associates V, L.P. (2)    1,803,693 (3)    92.38          0         0
Kelso Equity Partners V, L.P.   (2)           70,155         3.59          0         0
Michael F. Moorman                            35,000         1.79          0         0
Ronnie W. Palmore                              9,468            *          0         0
Russell A. Lundy, Sr.                          6,500            *          0         0
E. Randolph Lail                               3,300            *          0         0
Marvin H. Thomas, Jr.                          3,141            *          0         0
William C. DeRusha                                 0            0      2,000      8.17
Malcolm S. McDonald                                0            0      2,000      8.17
Wellford L. Sanders, Jr.                           0            0      2,500     10.22
Joseph S. Schuchert   (2)                  1,873,848 (3)    96.97          0         0
Frank T. Nickell   (2)                     1,873,848 (3)    96.97          0         0
George E. Matelich   (2)                   1,873,848 (3)    96.97          0         0
Thomas R. Wall, IV   (2)                   1,873,848 (3)    96.97          0         0
All Directors and Named Executives
  as a group (10 persons)                  1,931,257        98.91      6,500     26.56


      * Less than 1 Percent

      --------------------

(1) The information as to beneficial ownership is based on statements furnished to the Company by the beneficial owners. As used in this table, "beneficial ownership" means the sole or shared power to vote, or direct the voting of a security, or the sole or shared investment power with respect to a security (i.e., the power to dispose of , or direct the disposition of). A person is deemed as of any date to have "beneficial ownership" of any security that such person has the right to acquire within 60 days after such date. For purposes of computing the percentage of outstanding shares held by each person named above, any security that such person has the right to acquire within 60 days of the date of calculation is deemed to be outstanding but is not deemed to be outstanding for purposes of computing the percentage of any other person.

(2) The business address for such person(s) is C/O Kelso & Company, 320 Park Avenue, 24th Floor, New York, New York 10022.

(3) Messrs. Schuchert, Nickell, Matelich and Wall may be deemed to share beneficial ownership of shares of PHC Common Stock owned of record by Kelso Investment Associates V, L.P. ("KIA V") and Kelso Equity Partners V, L.P. ("KEP V"), by virtue of their status as general partners of such partnerships. Messrs. Schuchert, Nickell, Matelich and Wall share investment and voting power with respect to securities owned by other Kelso affiliates. Messrs. Schuchert, Nickell, Matelich and Wall disclaim beneficial ownership of the shares of PHC Common Stock owned of record by KIA V and KEP V and the securities owned by other Kelso affiliates.

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

         2. Financial statement schedules.

         Information with respect to Valuation and Qualifying Accounts appears in Note K on page F-13 of this annual report on Form 10-K.

         All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted.

         3. Exhibits.

         The exhibits listed on the accompanying index to exhibits are filed as part of this Annual Report on Form 10-K.

     (b) Reports on Form 8-K.

             NONE

     (c) Exhibits.

2.1*** Form of Agreement and Plan of Merger dated April 3, 1995 among PHC Retail Holding Company, Peebles Acquisition Corp. and Peebles Inc., exclusive of exhibits and schedules. The Registrant hereby undertakes to furnish to the Commission supplementally upon request a copy of any omitted exhibit or schedule.

3.1+     Form of Amended and Restated Articles of Incorporation of Peebles Inc.

3.2+     Form of Amended and Restated Bylaws of Peebles Inc.

3.3*** Amendment to Amended and Restated Articles of Incorporation dated May 3, 1993

3.4      Amendment to Amended and Restated Bylaws of Peebles Inc.dated June 9,
         1995.


3.5      Amendment to Amended and Restated Articles of Incorporation dated June
         9, 1995

4.2*     Form of Warrant Agreement between PBL Acquisition Corp. and the Warrant
         Agent

4.3*     Form of Warrant Certificate (included in the Warrant Agreement filed as
         Exhibit 4.2 hereto).

10.1 Credit Agreement dated June 9, 1995, by and amoung Peebles Inc. And NatWest Bank, N.A. as Agent (the "Agent"), and the financial institutions named therein. (the "Credit Agreement")

10.20    Form of A Term Note.

10.21    Form of B Term Note.

10.22    Form of Bridge Note.

10.23    Form of Revolving Note.

10.24    Form of Swingline Note.

10.3 Security Agreement made June 9, 1995 by and between Peebles Inc. and the Agent.

10.4 Trademark Security Agreement made June 9, 1995 by and between Peebles Inc. and the Agent.

10.5 Guaranty Agreement made June 9, 1995 by and between PHC Retail Holding Company and the Agent.

10.6 Pledge Agreement made June 9, 1995 by and between PHC Retail Holding Company and the Agent.

10.61 Equity Contribution Agreement made June 9, 1995 by and between Kelso & Company and the Agent.

10.62 Deed of Trust made June 9, 1995 by and between Peebles Inc., the Trustee party thereto and the Agent.

10.63    First Amendment of the Credit Agreement dated September 15, 1995.

10.64 Second Amendment and Limited Consent to the Credit Agreement dated March 8, 1996.

10.8*** Standard Service Agreement, as amended, dated January 17, 1995 between Frederick Atkins, Incorporated and Peebles Inc.

10.11 Form of Indemnification, Guarantee and Contribution Agreement dated as of August 23, 1995 PHC Retail Holding Company, Peebles Inc. and each of the directors and officers of Peebles Inc.

10.16*** Form of Employment Agreement, dated March 30, 1995 entered into by
         Peebles Inc.and fourteen executives of Peebles Inc.

21       Subsidiaries of the Registrant.

27       Financial Data Schedule

         ----------------------------


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

         *** Incorporated by reference from the Form 10-K of the Company for the fiscal year ended January 28, 1995.

     (d) Financial Statement Schedules

         Information with respect to Valuation and Qualifying Accounts appears in Note K on page F-13 of this annual report on Form 10-K.

         All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

             PEEBLES INC.
        ---------------------
            (Registrant)

By    /s/  Michael F. Moorman                                Date:  May 3, 1996
    ----------------------------------
       Michael F. Moorman, President
       and Chief Executive Officer
       (Principal Executive Officer)

By   /s/  E. Randolph Lail                                   Date:  May 3, 1996
    --------------------------------------
       E. Randolph Lail, Senior Vice President
       Finance, CFO, (Principal Financial
       and Accounting Officer)

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By   /s/  Wellford L. Sanders                                Date: May 3 , 1996
    ------------------------------------
       Wellford L. Sanders, Jr., Director

By   /s/  William C. DeRusha                                  Date: May 3, 1996
    -----------------------------------
      William C. DeRusha, Director

By   /s/  Malcolm S. McDonald                                 Date: May 3, 1996
    --------------------------------
      Malcolm S. McDonald, Director

By   /s/  Frank T. Nickell                                    Date: May 3, 1996
    ---------------------------------------
      Frank T. Nickell, Director

By   /s/ Thomas R. Wall                                       Date: May 3, 1996
    --------------------------------------
      Thomas R. Wall, IV, Director



         SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO
SECTION 15(d) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO SECTION 12 OF THE ACT.

                                  EXHIBIT INDEX

Exhibit                                                                            Page
  No.                      Description                                            Number

2.1***   Form of Agreement and Plan of Merger dated April 3, 1995 among PHC
         Retail Holding Company, Peebles Acquisition Corp. and Peebles Inc., exclusive of exhibits and schedules. The Registrant hereby undertakes to furnish to the Commission supplementally upon request a copy of any omitted exhibit or schedule.

3.1+     Form of Amended and Restated Articles of Incorporation of Peebles Inc.

3.2+     Form of Amended and Restated Bylaws of Peebles Inc.

3.3***   Amendment to Amended and Restated Articles of Incorporation dated May
         3, 1993

3.4      Amendment to Amended and Restated Bylaws of Peebles Inc.dated June 9,
         1995.


3.5      Amendment to Amended and Restated Articles of Incorporation dated June
         9, 1995

4.2*     Form of Warrant Agreement between PBL Acquisition Corp. and the Warrant
         Agent

4.3*     Form of Warrant Certificate (included in the Warrant Agreement filed as
         Exhibit 4.2 hereto).

10.1     Credit Agreement dated June 9, 1995, by and amoung Peebles Inc. And
         NatWest Bank, N.A. as Agent (the "Agent"), and the financial institutions named therein. (the "Credit Agreement")

10.20    Form of A Term Note.

10.21    Form of B Term Note.

10.22    Form of Bridge Note.

10.23    Form of Revolving Note.

10.24    Form of Swingline Note.

10.3 Security Agreement made June 9, 1995 by and between Peebles Inc. and the Agent.

10.4     Trademark Security Agreement made June 9, 1995 by and between Peebles
         Inc. and the Agent.

10.5     Guaranty Agreement made June 9, 1995 by and between PHC Retail Holding
         Company and the Agent.

10.6     Pledge Agreement made June 9, 1995 by and between PHC Retail Holding
         Company and the Agent.

10.61    Equity Contribution Agreement made June 9, 1995 by and between Kelso &
         Company and the Agent.

10.62    Deed of Trust made June 9, 1995 by and between Peebles Inc., the
         Trustee party thereto and the Agent.

10.63    First Amendment of the Credit Agreement dated September 15, 1995.

10.64    Second Amendment and Limited Consent to the Credit Agreement dated
         March 8, 1996.

10.8***  Standard Service Agreement, as amended, dated January 17, 1995 between
         Frederick Atkins, Incorporated and Peebles Inc.

10.11 Form of Indemnification, Guarantee and Contribution Agreement dated as of August 23, 1995 PHC Retail Holding Company, Peebles Inc. and each of the directors and officers of Peebles Inc.

10.16*** Form of Employment Agreement, dated March 30, 1995 entered into by
         Peebles Inc.and fourteen executives of Peebles Inc.

21       Subsidiaries of the Registrant.

27       Financial Data Schedule

    ----------------------------


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

    *** Incorporated by reference from the Form 10-K of the Company for the fiscal year ended January 28, 1995.

Audited Financial Statements

PEEBLES INC.

February  3, 1996



Report of Independent Auditors.............................................F-1

Balance Sheet..............................................................F-2

Statement of Operations....................................................F-3

Statement of Changes in Stockholders' Equity...............................F-4

Statement of Cash Flows....................................................F-5

Notes to Financial Statements..............................................F-6

Management's Discussion and Analysis of Financial Condition
and Results of Operations..................................................F-15

Report of Ernst & Young LLP, Independent Auditors


Board of Directors
Peebles Inc.


We have audited the accompanying balance sheet of Peebles Inc. as of February 3, 1996 and January 28, 1995, and the related statements of operations, changes in stockholders' equity, and cash flows for the eight-month period ended February 3, 1996 and the four-month period ended May 27, 1995, and for each of the two fiscal years in the period ended January 28, 1995. These financial statements reflect the new basis of accounting established by the acquisition of Peebles Inc. as described in Note A. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

As described in Note A to the financial statements, the Company reflected a new basis of accounting on May 27, 1995 as a result of the 1995 Acquisition.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Peebles Inc. at February 3, 1996 and January 28, 1995, and the results of its operations and its cash flows for the eight-month period ended February 3, 1996 and the four-month period ended May 27, 1995, and for each of the two fiscal years in the period ended January 28, 1995, in conformity with generally accepted accounting principles.



               /s/  Ernst & Young LLP



Richmond, Virginia
March 11, 1996

BALANCE SHEET

PEEBLES INC.
(dollars in thousands, except per share amounts)
                                                   February     January
                                                   3, 1996      28, 1995

                                                               (Prior
     ASSETS                                                    to 1995
                                                               Acquisition)
     CURRENT ASSETS
      Cash                                          $    193       $    408
      Accounts receivable, net                        28,534         28,812
      Merchandise inventories                         42,684         44,703
      Prepaid expenses                                   386            306
      Refundable income taxes                             --            778
      Other                                               62             62
                     TOTAL CURRENT ASSETS             71,859         75,069

     PROPERTY AND EQUIPMENT
      Fixtures and equipment                          43,089         43,991
      Land and building                                6,725          5,751
      Leasehold improvements                           1,595            368
                                                      51,409         50,110
      Accumulated depreciation and amortization       19,161         21,159
                                                      32,248         28,951

     Buildings under capital leases, net               1,060          1,230

     OTHER ASSETS
      Excess of cost over net assets acquired, net    51,129         37,111
      Deferred financing costs, net                    3,659            277
      Beneficial leaseholds, net                       2,960          3,345
      Sundry                                           2,638          2,971
                                                      60,386         43,704
                                                    $165,553       $148,954


     LIABILITIES AND STOCKHOLDERS' EQUITY
     CURRENT LIABILITIES
      Accounts payable                              $  9,957       $  8,722
      Accrued compensation and other expenses          3,955          5,587
      Income taxes payable                               855             --
      Deferred income taxes                            2,788          4,472
      Current maturities of long-term debt             5,377          5,850
      Other                                              532            568
                     TOTAL CURRENT LIABILITIES        23,464         25,199
     LONG-TERM DEBT                                   69,774         34,240
     LONG-TERM CAPITAL LEASE OBLIGATIONS               1,627          1,865
     DEFERRED INCOME TAXES                             6,350          5,416
     STOCKHOLDERS' EQUITY
     Preferred stock--no par value, authorized
     1,000,000 shares, none issued or outstanding         --             --

     Common stock--par value $.10
     per share, authorized 5,000,000 shares, issued and
     outstanding 1,000 and 2,942,690 respectively          1            294

     Additional capital                               59,307         64,390

     Retained earnings:  accumulated from May
     27, 1995 and February 1, 1992,
     respectively;  $10,477 deficit eliminated
     February 1, 1992.                                 5,030         17,550
                                                      64,338         82,234

                                                    $165,553       $148,954

     See notes to financial statements.

STATEMENT OF OPERATIONS
PEEBLES INC.
(dollars in thousands, except per share amounts)

                              Eight-Month    Four-Month
                              Period Ended  Period Ended  FISCAL YEARS ENDED
                                February      May 27,     January    January
                                3, 1996        1995       28, 1995   29, 1994

                                             (Prior to 1995 Acquisition)
NET SALES                        $126,501   $   49,163    $  167,662  $  151,772

COSTS AND EXPENSES
Cost of sales                      72,994       29,935        98,066      91,134
Selling, general and               33,275       14,639        45,205      40,320
administrative expenses
Stock option settlement                --        3,089            --          --
Depreciation and amortization       4,339        2,349         6,729       6,029
OPERATING INCOME (LOSS)            15,893         (849)       17,662      14,289

OTHER INCOME (EXPENSE)                (52)          77           131          (1)

INTEREST EXPENSE                    6,565        1,414         4,569       4,248
    INCOME (LOSS) BEFORE INCOME
     TAXES (BENEFIT) AND
     EXTRAORDINARY ITEM             9,276       (2,186)       13,224      10,040


INCOME TAXES (BENEFIT)
   Current                          3,276         (474)        5,297       3,960
   Deferred                           970         (400)          450         553

                                    4,246         (874)        5,747       4,513
INCOME (LOSS) BEFORE
EXTRAORDINARY ITEM                  5,030       (1,312)        7,477       5,527

EXTRAORDINARY ITEM--DEBT
REFINANCING                            --         (216)           --          --

NET INCOME (LOSS)                $  5,030   $   (1,528)   $    7,477  $    5,527

NET INCOME (LOSS) PER SHARE      $  5,030   $     (.52)   $     2.54  $     1.88
Average common stock and common
stock equivalents outstanding       1,000    2,942,690     2,940,281   2,932,905

See notes to financial statements.

STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
 PEEBLES INC.
(dollars in thousands, except per share amounts)


                                      Common Stock
                                                 Par     Additional   Retained
                                   Shares       Value     Capital     Earnings

Balance January 30, 1993          2,913,562     $ 291    $63,699      $  4,547

Common stock issued in
connection with the Equity
Incentive Plan                       20,000         2        475            --

Common stock warrants redemption
price adjustment                         --        --         --           (11)

Net income                               --        --         --         5,527

Balance January 29, 1994          2,933,562       293     64,174        10,063

Common stock issued in
  redemption of Common
  Stock Warrants                      6,391         1        151            10

Common stock issued upon
  exercise of common
  stock options                       2,737        --         65            --

Net income                               --        --         --         7,477

Balance January 28, 1995          2,942,690       294     64,390        17,550

Net (loss)                               --        --         --        (1,528)

Balance May 27, 1995, prior to
1995 Acquisition                  2,942,690       294     64,390        16,022

1995 Acquisition adjustments     (2,941,690)     (293)    (5,083)      (16,022)

Balance May 27, 1995, following
1995 Acquisition                      1,000         1     59,307            --

Net income                               --        --         --         5,030

Balance February 3, 1996              1,000     $   1    $59,307      $  5,030


See notes to financial statements.

STATEMENT OF CASH FLOWS

PEEBLES INC.
(dollars in thousands)

                                Eight-Month    Four-Month
                                Period Ended  Period Ended  FISCAL YEARS ENDED
                                   February      May 27,    January   January
                                   3, 1996        1995      28, 1995  29, 1994
                                                (Prior to 1995 Acquisition)
OPERATING ACTIVITIES
Net income (loss)                 $ 5,030     $ (1,528)     $   7,477  $  5,527
Adjustments to reconcile net
 income to net cash
 provided by (used in) operating
 activities:
 Depreciation                       2,491        1,453          3,677     3,088
 Amortization                       2,502          896          3,508     3,376
 Deferred income taxes                970         (400)           450       553
 Provision for doubtful accounts      531          265            620       546
 Extraordinary loss,net                --          216             --        --
 LIFO reserve adjustment             (970)       1,035           (182)    1,144
 Changes in operating assets and
  liabilities net of
  effects from acquisition
  adjustments
   Accounts receivable             (2,199)       1,681         (1,046)   (2,066)
   Merchandise inventories           (113)      (2,217)        (2,869)   (5,802)
   Accounts payable                  (658)       1,893          1,416    (2,420)
   Other assets and liabilities       692         (561)            19     1,819
NET CASH PROVIDED BY (USED IN)
OPERATING ACTIVITIES                8,276        2,733         13,070     5,765

INVESTING ACTIVITIES
 Acquisition of Peebles Inc.           --      (90,923)            --        --
 Purchase of property and          (5,683)      (2,411)        (8,454)   (7,372)
   equipment
 Other                                 --          281           (257)     (105)

NET CASH USED IN INVESTING
ACTIVITIES                         (5,683)     (93,053)        (8,711)   (7,477)

FINANCING ACTIVITIES
Proceeds from revolving line of
  credit and long-term debt       227,686       58,145        173,754   163,554
Reduction in revolving line of
  credit and long-term debt      (230,164)     (56,129)      (177,804) (161,836)
Proceeds from acquisition debt         --       76,390             --        --
Retirement of pre-acquisition debt     --      (40,917)            --        --
Proceeds from equity                   --       59,308             --        --
Acquisition and financing fees         --       (6,807)            --        --

NET CASH PROVIDED BY (USED IN)
  FINANCING ACTIVITIES             (2,478)      89,990         (4,050)    1,718

INCREASE (DECREASE) IN CASH AND
  CASH EQUIVALENTS                    115         (330)           309         6

Cash and cash equivalents
  beginning of period                  78          408             99        93

CASH AND CASH EQUIVALENTS END OF
   PERIOD                         $   193     $     78      $     408  $     99



See notes to financial statements.

NOTES TO FINANCIAL STATEMENTS
PEEBLES INC.
FEBRUARY 3, 1996

(dollars in thousands, except per share amounts)

NOTE A--ACQUISITION OF PEEBLES INC.

1995 Acquisition (the "1995 Acquisition"): PHC Retail Holding Company ("PHC Retail") acquired the entire equity interest of Peebles Inc. ("Peebles" or the "Company") for approximately $136 million, which included acquisition related expenses of approximately $5.6 million and the refinancing of existing debt. PHC Retail is owned by an affiliate of Kelso & Company ("Kelso"), an investment firm located in New York, New York and management. PHC Retail has no significant assets other than the shares of Peebles common stock, $.10 par value (the "Common Stock") and had no operations prior to the 1995 Acquisition.

The 1995 Acquisition has been accounted for using the purchase method of accounting with an effective date of May 27, 1995, and accordingly, a new accounting basis was begun. The 1995 Acquisition cost has been allocated to the assets and liabilities of Peebles as follows:


          Cash purchase price                             $135,558
          Pre-acquisition debt refinanced                  (40,917)
          Adjusted purchase price                           94,641
          Tangible net assets at historical cost           (63,840)
          Incremental acquisition debt                      35,474
          Purchase price to be allocated                    66,275
          Purchase price allocations:
           Merchandise inventories               $7,436
           Buildings                              1,133
           Land                                   1,411
           Beneficial leaseholds                  3,232
           Pension asset                            533
                                                            13,745
          Excess of cost over net assets acquired         $ 52,530

The excess of cost over net assets acquired is being amortized on a straight-line basis over 25 years beginning May 27, 1995. Beneficial leaseholds are amortized on a straight-line basis over the composite useful lives of the related leases. Buildings are amortized on a straight-line basis over their estimated useful lives.

As a result of the debt refinancing related to the 1995 Acquisition, the Company recorded an extraordinary loss of $216, net of $144 income tax benefit, as financing costs capitalized in periods prior to the 1995 Acquisition were written-off.

Pro Forma Financial Information (UNAUDITED): The following unaudited pro forma financial information reflects the results of operations of the Company as if the 1995 Acquisition occurred at the beginning of the respective 1994 fiscal years. These pro forma results have been prepared for comparative purposes only and do not purport to be indicative of what would have occurred had the acquisition been made at the beginning of fiscal 1994 or the results of which may occur in the future.

                                     1995      1994

        Net sales                  $175,664   $167,662
        Operating income             18,019     17,285
        Net income                    3,829      4,902
        Net income per share          3,829      4,902

NOTES TO CONDENSED FINANCIAL STATEMENTS-Continued
PEEBLES INC.
FEBRUARY 3, 1996


NOTE B--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

FISCAL YEAR: The Company's fiscal year ends on the Saturday nearest January 31. Fiscal years 1995, 1994, and 1993 ended on February 3, 1996, January 28, 1995, and January 29, 1994, respectively. Results of operations for 1995 consisted of fifty-three weeks, with 17 weeks included in the four-month period ended May 27, 1995 and 36 weeks in the eight-month period ended February 3, 1996. Results of operations for 1994 and 1993 each consisted of fifty-two weeks. References to years relate to fiscal years rather than calendar years.

NATURE OF OPERATIONS: Peebles currently operates 65 department stores offering predominately soft-apparel, fashion merchandise for the entire family, and other selected home accessories. The Company operates primarily in small and medium sized communities, which typically do not have a mall-based department store, in ten Southeastern and Mid-Atlantic States.

USE OF ESTIMATES: The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

QUASI-REORGANIZATION: As a result of a recapitalization of the Company completed January 31, 1992, a quasi-reoganization was implemented as of February 1, 1992. An accumulated deficit was transferred to additional capital on that date.

STATEMENT OF CASH FLOWS: Peebles considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. There were no cash equivalents at February 3,1996 or January 28, 1995. The issuance of certain common stock and common stock warrants increased shareholders' equity by $162 and $477 in 1994 and 1993, respectively, and accordingly, has been excluded from the Statement of Cash Flows as a non-cash transaction.

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

LONG-LIVED ASSETS: In March 1995, the FASB issued Statement of Financial Accounting Standards No. 121, "Accounting for Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed Of", effective for fiscal years beginning after December 15, 1995. Adoption of this statement is not expected to have a material impact on the Company's financial position or results of operations.

STORE OPENING COSTS: Store opening costs are charged to selling, general and administrative expenses as incurred.

ADVERTISING COSTS: Advertising costs, charged to selling, general and administrative expenses as incurred, aggregated $3,075, $1,449, $4,255, and $4,089 for the eight-month period ended February 3, 1996, the four-month period ended May 27, 1995, and fiscal years 1994 and 1993, respectively.

EXCESS OF COST OVER NET ASSETS ACQUIRED: The excess of cost over net assets acquired ("Goodwill") is being amortized on a straight-line basis over a twenty-five year period. Accumulated amortization at February 3, 1996 and January 28, 1995 was $1,401 and $5,060, respectively.

DEFERRED FINANCING COSTS: Deferred financing costs are amortized by the interest method over a period consistent with the related financing. Amortization expense of $585 and $68 is included in interest expense for the eight-month period ended February 3, 1996 and the four-month period ended May 27, 1995, respectively. Amortization expense of $457 and $435 is included in interest expense for 1994 and 1993, respectively. Accumulated amortization at February 3, 1996 and January 28, 1995 was $585 and $2,803, respectively.


NOTES TO FINANCIAL STATEMENTS--Continued
PEEBLES INC.


NOTE B--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES--CONTINUED

BENEFICIAL LEASEHOLDS: Amortization is provided by the straight-line basis over the estimated composite useful lives of the related leases. Accumulated amortization at February 3, 1996 and January 28, 1995 was $2,438 and $2,117, respectively.

INCOME TAXES: Deferred income taxes are provided for temporary differences between income and expense for financial reporting purposes and for income tax purposes.

NET INCOME PER SHARE: Net Income per share is based on the weighted-average number of shares and common stock equivalents outstanding.

NOTE C--ACCOUNTS RECEIVABLE

Accounts receivable are shown net of $960 and $930 representing the allowance for uncollectible accounts at February 3, 1996 and January 28, 1995, respectively. The provision for doubtful accounts was $531, $265, $620 and $546 for the eight-month period ended February 3, 1996, the four-month period ended May 27, 1995, and fiscal years 1994 and 1993, respectively. Finance charges on credit sales, included as a reduction of selling, general and administrative expenses, aggregated $3,175, $1,643, $4,818 and $4,576, for the eight-month period ended February 3, 1996, the four-month period ended May 27, 1995, and fiscal years 1994 and 1993, respectively.

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

NOTE D--MERCHANDISE INVENTORIES

The 1995 Acquisition was accounted for using the purchase method of accounting with an effective date of May 27, 1995. The normal seasonal increase in merchandise inventory between January and May resulted in a significant LIFO increment in the four-month period ended May 27, 1995. Consistent with the purchase method of accounting, the LIFO reserve was eliminated, the recorded value of merchandise inventories was increased to fair value (the "Fair Value Adjustment") and a new LIFO base year was established at May 27, 1995. Seasonal decreases in inventory levels and costs from May to January resulted in LIFO cost greater than FIFO cost, and a market reserve was established.

Merchandise inventories consisted of the following:

                                     February 3, 1996   January 28, 1995    January 29, 1994
                                                            (Prior to 1995 Acquisition)
Merchandise inventories at FIFO cost      $35,662          $33,332             $30,463
Fair Value Adjustment                       7,436           14,209              14,209
LIFO reserve                                  449           (2,838)             (3,020)
Merchandise inventories at
  LIFO cost                                43,547           44,703              41,652
Market reserve                               (863)              --                  --
Merchandise inventories at
  lower of cost or market                 $42,684          $44,703             $41,652

NOTES TO FINANCIAL STATEMENTS--Continued
PEEBLES INC.

NOTE E--SUNDRY ASSETS

Sundry consisted of:

                               February 3, 1996          January 28, 1995
                                                   (Prior to 1995 Acquisition)

Advances to buying office            $1,820                   $1,694
Pension asset, net                      284                    1,032
Other                                   534                      245
                                     $2,638                   $2,971

NOTE F--LONG-TERM DEBT

Long-term debt consisted of the following:

                                        February 3, 1996       January 28, 1995
                                                                   (prior to
                                                               1995 Acquisition)
1995 Senior Revolving Facility               $25,000                 $    --
Senior Term Note A                            19,250                      --
Senior Term Note B                            27,775                      --
Swingline Facility                             3,126                      --
Pre-Acquisition Senior Revolving Facility         --                  28,550
Pre-Acquisition Senior Term Facility              --                  11,340
Other                                             --                     200
                                              75,151                  40,090
Less current maturities                        5,377                   5,850
                                             $69,774                 $34,240

On June 9, 1995, the Company entered into a $120 million credit facility (the "1995 Credit Agreement") to i) refinance the existing debt under the pre-acquisition Credit Agreement, ii) provide the additional funding necessary to complete the 1995 Acquisition, and iii) provide working capital and funds for capital expenditures. The 1995 Credit Agreement is secured by a first priority security interest in substantially all the personal property and certain real property of Peebles. The 1995 Credit Agreement provides a Senior Term Facility, a Senior Revolving Facility (the "1995 Revolving Facility"), and a "Swingline Facility". Restrictive covenants prohibit the payment of cash dividends in any fiscal year.

The Senior Term Facility includes two notes, Senior Term Note A and Senior Term Note B, with original principal balances of $20 million and $30 million, respectively. Senior Term Note A and Senior Term Note B each require quarterly payments, coinciding with the Company's fiscal quarters, of principal (increasing annually from $250 and $75 per quarter, respectively) and interest in arrears through maturity. Senior Term Note A and Senior Term Note B mature on June 9, 2000 and 2002, respectively. On September 8, 1995 the Company reduced the Senior Term Note B principal balance by $2 million, satisfying certain pre-defined conditions of the 1995 Credit Agreement. Senior Term Note A and Senior Term Note B bore interest through November, 1995 at prime plus 1-1/2% and prime plus 2%, respectively.

The amount available under the 1995 Senior Revolving Facility is determined by a defined asset based formula with maximum borrowings limited to $65 million less outstanding amounts under letters of credit. The Company pays a fee of 1/2 of 1% per annum on any unused portion of the 1995 Senior Revolving Facility. The 1995 Senior Revolving Facility matures on June 9, 2000 and has no specific paydown provisions. Based on the anticipated operations of the Company in the succeeding twelve-month period, $24,600 and $24,800 were considered long-term obligations at February 3, 1996 and January 28, 1995, respectively. The 1995 Senior Revolving Facility bore interest at prime plus 1-1/2%.

NOTES TO FINANCIAL STATEMENTS--Continued
PEEBLES INC.

NOTE F--LONG-TERM DEBT--Continued

The 1995 Credit Agreement provided for optional conversion to LIBOR-based interest rates upon the occurrence of certain pre- defined events. These rates are as follows: i) Senior Term Note A: LIBOR plus 2.75%; ii) Senior Term Note B:
LIBOR plus 3.25%; iii) 1995 Senior Revolving Facility: LIBOR plus 2.75%. In November, 1995, the pre-defined conditions were satisfied. At February 3, 1996, the entire outstanding balance of the Senior Term Facility, $47,025, and $24,000 of the 1995 Senior Revolving Facility were converted to the LIBOR-based interest rates. In compliance with the 1995 Credit Agreement, the Company has entered into a three-year interest rate protection agreement covering a principal amount of $40,000 against increases in the prime rate above 7.5% per annum.

Loans under the Swingline facility are drawn and repaid daily based on the operating activity of the Company. Aggregate amounts outstanding under the Swingline Facility cannot exceed $5 million. Excess borrowings or funding outside these amounts revert to the 1995 Senior Revolving Facility. The Swingline Facility currently bears interest at prime plus 1-1/2% and has no LIBOR conversion option.

Peebles has commitments for letters of credit with a bank which totaled $307 and $462 at February 3, 1996 and January 28, 1995, respectively. Approximately $50 expire during 1996, and the remainder expires August 1, 1998.

Peebles made cash interest payments of $6,353, $973, $4,091, and $3,548 for the eight-month period ended February 3, 1996, the four-month period ended May 27, 1995, and fiscal years 1994 and 1993, respectively.

Aggregate principal payments on long-term debt for the next five fiscal years are: 1996--$5,377, 1997--$2,750, 1998-- $6,375, 1999--$10,125 ,and
2000--$36,324.

NOTE G--LEASES

The Company leases substantially all of its store locations under capital and operating leases with initial terms ranging from 1 to 25 years and renewal options of 1 to 5 years expiring at various dates through 2033. The following is a summary of assets under capitalized leases:

                                 February 3, 1996         January 28, 1995
                                                    (Prior to 1995 Acquisition)
Buildings under capital leases       $ 3,018                   $ 3,018
Less--accumulated
amortization                          (1,958)                   (1,788)
                                     $ 1,060                     1,230

Total rental expense under operating leases was as follows:

                       Eight-Month         Four-Month
                       Period Ended        Period Ended                  FISCAL YEARS ENDED
                       February 3, 1996    May 27, 1995          January 28, 1995   January 29, 1994
                                                    (Prior to 1995 Acquisition)
   Minimum             $4,552                 $2,276                  $5,915             $5,479
   Contingent             275                    138                     531                490
                       $4,827                  2,414                   6,446              5,969



Contingent rentals are based upon a percentage of annual sales in excess of specified amounts. Future minimum lease payments under capital leases and noncancellable operating leases at February 3, 1996 were as follows:

                                            Capital                   Operating
Fiscal Year                                 Leases                      Leases
1996                                      $  487                       $ 6,363
1997                                         487                         6,089
1998                                         377                         5,768
1999                                         377                         5,700
2000                                         377                         5,266
Thereafter                                   782                        34,503
Total minimum lease payments               2,887                       $63,689
Less:  amounts representing interest      (1,022)
Present value of net minimum lease
payments, including current maturities
of $238, with interest rates
ranging from 11.3% to $18.1%              $1,865

NOTE H--EMPLOYEE BENEFIT PLANS

The Employees Retirement Plan of Peebles Inc.: The Company provides a defined benefit pension plan (the "Pension Plan") which covers substantially all employees. Participation is dependent on meeting certain age and service requirements. Benefits are based on total years of benefit service and the employee's compensation during the five consecutive calendar years which produce the highest average. Peebles makes annual contributions to the Pension Plan equal to the contribution required to satisfy minimum funding standards under ERISA.

Net periodic pension cost included the following components:

                                                        Eight-Month           Four-Month
                                                        Period Ended          Period Ended               FISCAL YEARS ENDED
                                                        February 3, 1996      May 27, 1995      January 28, 1995   January 29, 1994
                                                                                 (Prior to 1995 Acquisition)
Service cost-benefits earned during the period             $ 207                $  104                $ 323              $ 297
Interest cost on projected benefit obligation                332                   166                  448                443
Actual return on plan assets                                (649)                 (324)                 177               (463)
Net amortization and deferral                                275                   138                 (804)              (129)
Net periodic pension cost                                  $ 165                $   84                $ 144              $ 148

The following table sets forth the Pension Plan's funded status and amounts recognized in Peebles balance sheet:


                                               February 3, 1996           January 28, 1995
                                                                    (Prior to 1995 Acquisition)
Actuarial present value of
benefit obligations:
  Accumulated benefit obligations including
     vested benefits of $5,677
     and $4,385, respectively                      $(6,147)                    $(4,737)

  Projected benefit obligation                     $(7,770)                     (5,856)
  Plan assets at fair value,
   primarily listed
   stocks and U.S. Government
   Treasury Bonds                                    7,062                       6,389
  Plan assets in excess
   (deficient) of projected
   benefit obligations                                (708)                        533
  Prior service costs                                   --                         (84)
  Unrecognized net loss                                992                         658
  Unrecognized net asset                                --                         (75)
  Net pension asset recognized
   in the balance sheet                            $   284                     $ 1,032

NOTE H--EMPLOYEE BENEFIT PLANS--Continued

In calculating the present value of projected benefit obligations for 1995 and 1994, a 5.0% weighted average rate of compensation was used, and a weighted-average discount rate of 7.25% and 8.75%, respectively. The expected long-term rate of return on plan assets was 9% for 1995, 1994 and 1993.

The Peebles Inc. 401 (k) Profit Sharing Plan: The Company maintains a qualified profit sharing and retirement savings plan, which under Section 401 (k) of the Internal Revenue Code, allows tax deferred contributions from eligible employees of up to 12% of their annual compensation. The Company does not currently contribute to the plan.

Supplemental Benefits Program: The Company maintains a benefits program designed to provide certain key executives supplemental retirement income, such that together with Social Security payments and amounts payable under the Pension Plan, the executives will receive replacement income in retirement equal to 60% of final average compensation, as defined in the Pension Plan. The program is funded through life insurance contracts covering the participating executives. At February 3, 1996, the Company had a net obligation of $65 recognized in the balance sheet calculated based upon a discount rate of 7.5%. The Company recognized net expense related to the program of $146 and $73 in the eight-month period ended February 3, 1996 and the four-month period ended May 27, 1995, respectively.


NOTE I--SETTLEMENT OF THE 1993 STOCK OPTION PLAN

The 1993 Stock Option Plan was established in April 1993 to replace the Equity Incentive Plan, both of which were intended to provide a long-term incentive to certain key management personnel. At May 27, 1995, 432,699 options to purchase one share of Common Stock at an exercise price of $23.75 were issued and outstanding. Under certain change in control provisions in the 1993 Stock Option Plan, all outstanding options vested as a result of the 1995 Acquisition. The 1995 Acquisition mandated that all options would be settled for cash only, either for i) the difference between the $30 per share price paid by PHC Retail for the Common Stock and the $23.75 exercise price, or ii) as specified by certain change of control agreements. As result of the cash settlement, $3,089 has been included as an operating expense in the four-month period ended May 27, 1995. Prior to the 1995 Acquisition, no compensation expense related to the 1993 Stock Option Plan had been incurred.

NOTE J--INCOME TAXES

The provisions for income taxes consisted of the following:


                         Eight-Month         Four-Month
                         Period Ended        Period Ended
                         February 3, 1996    May 27, 1995      1994      1993
                                                (Prior to 1995 Acquisition)
  Current:  Federal       $  2,703           $ (382)          4,354     3,273
            State              573              (92)            943       687

  Deferred: Federal            805             (323)            371       455
            State              165              (77)             79        98
                          $  4,246           $ (874)          5,747     4,513

Income taxes differ from the amounts computed by applying the applicable federal statutory rates due to the following:


                                 Eight-      Four-
                                 Month       Month
                                 Period      Period
                                 Ended       Ended
                                February     May 27,
                                3, 1996      1995      1994     1993
                                             (Prior to 1995 Acquisition)
  Taxes at the federal
    statutory rate              $  3,248     $(765)   $4,628  $3,514
  Increases (decreases):
  State income taxes, net of
  federal tax                        469      (110)      676     518
  Amortization of purchase
  accounting adjustments             484       190       574     574
  Other                               45      (189)     (131)    (93)
                                $  4,246     $(874)   $5,747  $4,513

Significant components of deferred tax liabilities and assets are as follows:

                                      February 3, 1996         January 28, 1995
                                                          (Prior to 1995 Acquisition)
 Deferred tax liabilities:
  Inventory valuation                 $ 3,158                     $ 4,830
  Depreciation and amortization         6,255                       5,122
  Pensions                                110                         397
                                        9,523                      10,349
 Deferred tax assets:
  Doubtful accounts                      (370)                       (358)
  Other                                   (15)                       (103)
                                         (385)                       (461)
 Net deferred tax liabilities          $9,138                     $ 9,888

Peebles made cash income tax payments of $2,782, $6,183 and $4,175 for 1995, 1994 and 1993, respectively.

NOTE K - VALUATION AND QUALIFYING ACCOUNTS

Activity related to valuation and qualifying accounts is as follows:


                               Allowance for Doubtful         LIFO
                                     Accounts                Reserve

Balance January 30, 1993           $  1,100                 $ 1,876
 Charges to expense                     546                   1,144
 Deductions - net write-off of
  uncollectible accounts               (696)                     --
Balance January 29, 1994                950                   3,020
 Charges to expense                     620                    (182)
 Deductions - net write-off of
  uncollectible accounts               (640)                     --
Balance January 28, 1995                930                   2,838
 Charges to expense                     265                   1,035
 Deductions - net write-off of
  uncollectible accounts               (265)                     --
Balance May 27, 1995                    930                   3,873
 Purchase accounting elimination         --                  (3,873)
 Charges to expense                     531                    (449)
 Deductions - net write-off of
  uncollectible accounts               (501)                     --
Balance February 3, 1996           $    960                 $  (449)


NOTES TO FINANCIAL STATEMENTS--Continued
PEEBLES INC.


NOTE L - QUARTERLY FINANCIAL DATA (UNAUDITED) The 1995 Acquisition was effective May 27, 1995. As a result, the first quarter of 1995, the first fiscal month of the second quarter of 1995, and all quarters in 1994 reflect operating results prior to the 1995 Acquisition. Operating income in the second quarter of 1995 was reduced by $3,089 related to the settlement of the 1993 Stock Option Plan. Net income in the second, third and fourth quarter of 1995 was affected by greater interest expense resulting from the increased debt assumed in the 1995 Acquisition.




 (dollars in thousands)
                                       FISCAL QUARTER

                           First            Second              Third             Fourth
                       1995    1994     1995      1994      1995     1994      1995    1994
Net Sales........... $36,518  $34,767  $38,963  $36,782   $42,562  $41,025  $57,621  $55,088
Cost of Sales.......  21,585   21,091   23,508   21,461    25,093   24,843   32,743   30,671
Gross Margin........  14,933   13,676   15,455   15,321    17,469   16,182   24,878   24,417
Operating Income
    (Loss)             2,341    2,282     (875)   3,304     3,296    3,257   10,282    8,819
Net Income (Loss)
  before extra-
  ordinary item          837      825   (1,690)   1,331       560    1,230    4,011    4,091
Net Income (Loss)
  Per Share before
extraordinary item   $   .28  $   .28  $ (1.87) $   .45   $   560  $   .42  $ 4,011  $  1.39


MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Peebles operates specialty department stores primarily in small and medium sized communities which do not typically have a mall-based department store. The stores, located in ten Southeastern and Mid-Atlantic states, offer customers a broad selection of moderately-priced fashion merchandise and selected home accessories, which is generally not available through other retailers in the market.

The entire equity interest of Peebles was acquired by PHC Retail Holding Company, an affiliate of Kelso & Company, effective May 27, 1995. The acquisition was accounted for using the purchase method of accounting and a new accounting basis was established. Accordingly, the audited financial statements present the Peebles results of operations for the four-month period ended May 27, 1995 and the eight-month period ended February 3, 1996. Net sales and the results of operations expressed as a percentage of net sales are presented below for the twelve-month period ended February 3, 1996 in comparison to the 1994 and 1993 fiscal years.

(dollars in thousands)
                                             1995      1994       1993

Net sales                                 $175,664   $167,662    $151,772
  % increase                                   4.8%      10.5%        7.7%
% increase (decrease) in sales
  at comparable stores                        (1.0%)      4.6%        4.3%
Total stores                                    65         58          54

Operations as a Percentage of Net Sales:
Cost of sales                                 58.6%      58.5%       60.0%
Selling, general &
   administrative expenses                    27.3       27.0        26.6
Settlement of the 1993 Stock
   Option Plan                                 1.7         --          --
Depreciation and amortization                  3.8        4.0         4.0
   Operating Income                            8.6       10.5         9.4

Interest Expense                               4.5        2.7         2.8
Other income (expense)                         (.1)        .1          --
Provision for income taxes                     1.9        3.4         3.0
Net Income                                     2.1%       4.5%        3.6%



Net sales in 1995 increased over 1994 due to the opening of seven new stores in 1995 and the first full year of operation in five stores opened during 1994. Net sales at comparable stores, stores opened the entire twelve months in the previous fiscal year, declined $1,656, or 1%, comparing fiscal 1995, comprised of 53 weeks, to fiscal 1994, which included 52 weeks. Net sales at these comparable stores declined $3,383, or 2% when comparing the 53-week period ended February 3, 1996 to the 53-week period ended February 4, 1995 ("Adjusted 1994"), The decrease is attributable to a general weakening in consumer spending on soft apparel, especially in Metro Washington D.C., which includes Northern Virginia and Southern Maryland, and unseasonable or severe weather. Five weeks significantly impacted comparable store sales. Unseasonably warm weather in the first two weeks of October 1995, which included the Company's anniversary and Columbus day sales, resulted in a net sales decrease of $1,028 in comparable stores. With severe snowstorms in the first two weeks, and again in the fifth week of January 1996, net sales at comparable stores declined $1,855 in comparison to the same weeks in Adjusted 1994. Aggregated, these five weeks represented 85% of the comparable store decrease in comparing 1995 to Adjusted 1994.

The Company's gross margin percentage of 41.4% in 1995 is comparable to 41.5% in 1994 and up from 40.0% in 1993 as cost of sales was controlled through effective management of inventory levels and adherence to the everyday fair pricing strategy. Excluding the effects of LIFO inventory, cost of sales as percentage of net sales was 58.6%, 58.6% and 59.3% in 1995, 1994 and 1993, respectively. In 1993, the Company completed an expansion of its distribution center, which created greater flexibility in managing the flow of inventory. As such, inventory levels can be adjusted more timely in response to the changing economic and competitive environment affecting the Company's markets. During 1995, the Company continued to expand its pricing strategy of offering customers a fair, consistent merchandise price rather than increasing initial markon and offering highly-promotional, deep discounts.

Selling, general and administrative expenses increased to 27.3% of net sales, up from 27.0% and 26.6% in 1994 and 1993, respectively. This increase is primarily due to the opening of new stores, seven of which were opened in 1995, and five in 1994. New stores typically have higher occupancy, payroll and advertising expenses as a percentage of net sales as compared to mature stores. The increase noted in 1995 was partially offset by lower compensation expense associated with performance-based management incentive plans.

As discussed in detail in Note I to the audited financial statements, the Company recorded compensation expense of $3,089, 1.7% of net sales, in the settlement of the 1993 Stock Option Plan. No compensation expense related to this plan had been recorded in either 1994 or 1993. This non-recurring expense recognized in 1995 represents the entire liability of the Company under the 1993 Stock Option Plan.

Depreciation and amortization expense decreased to 3.8% of net sales, down from 4.0% in both 1994 and 1993. This decrease is the net result of the capital expenditures necessary to open the seven new stores in 1995 and a full year of depreciation on 1994 capital expenditures, offset by a reduction in the accounting basis of certain assets related to the 1995 Acquisition.

As a result of the above factors, 1995 operating income as a percentage of net sales was 8.6%, down from 10.5% in 1994 and 9.4% in 1993. Adjusting for the non-recurring compensation expense related to the settlement of the 1993 Stock Option Plan, operating income in 1995 would have totaled 10.3% as a percentage of net sales.

Interest expense as a percentage of net sales increased from 2.7% in 1994 to 4.5% in 1995. This increase results from a combination of increased debt assumed in connection with the 1995 Acquisition and a higher prime lending rate throughout 1995 in comparison to 1994. In conjunction with the 1995 Acquisition, the Company entered into the $120 million 1995 Credit Facility to refinance the existing debt under the pre-acquisition Credit Agreement, provide the additional funding necessary to complete the 1995 Acquisition, and provide working capital and funds for capital expenditures. The 1995 Credit Agreement increased outstanding borrowings at the date of acquisition by approximately $35.5 million. The pre-acquisition Credit Agreement, in place during 1994 and 1993, bore interest based on the prime lending rate. The 1995 Credit Agreement bore interest based on prime through November 1995, at which time the majority of outstanding borrowings were converted to LIBOR based interest rates. The prime lending rate averaged 7% for 1994, but had increased to 9% in 1995.

The effective tax rate increased to 47.5% in 1995 from 43.5% in 1994 and 45.0% in 1993. The increase in the effective tax rate results from proportionately higher non-deductible expenses related to the 1995 Acquisition. The effective tax rate is higher than the statutory rates because of non-deductible amortization expense.

As a result of the above factors, net income as a percentage of sales in 1995 was 2.1%, down from 4.5% in 1994 and 3.6% in 1993.

LIQUIDITY AND CAPITAL RESOURCES

The Company's primary cash requirements are for capital expenditures in connection with both the Company's new store expansion and remodeling program and for working capital needs. The Company's primary sources of funds are cash flow from continuing operations, borrowings under the Credit Agreement and trade accounts payable. The Company's inventory levels typically build throughout the fall, peaking during the Christmas selling season, while accounts receivable peak during December and decrease during the first quarter. Capital expenditures typically occur evenly throughout the first three quarters of each year. The net acquisition of Peebles is included in investing activities.

Operating activities provided net cash of $11.0 million, $13.1 million and $5.8 million in 1995, 1994 and 1993, respectively. Profitable operations continued to be the source of net cash in 1995. In settlement of the 1993 Stock Option Plan, the Company used some $3.1 million of operating cash, which together with the increased cash payments of interest expense primarily account for the decline in net cash generated by operations in 1995 compared to 1994. The Company had working capital of $48.3 million, $49.9 million and $44.3 million in 1995, 1994 and 1993 respectively. Working capital was increased by higher merchandise inventory levels which, exclusive of the Fair Value Adjustment, increased by $2.3 million in 1995. Working capital in 1994 had been increased by $2.9 million due to higher inventory levels. Working capital was decreased by the collection of certain refundable income taxes during 1995.

Net cash used in investing activities, exclusive of the 1995 Acquisition, was $8.1 million, $8.7 million, and $7.5 million in 1995, 1994 and 1993, respectively. These amounts reflect $4.3 million, $2.6 million and $2.6 million of capital expenditures relating to new store openings and $1.8 million, $3.4 million and $1.7 million relating to store remodeling in 1995, 1994 and 1993, respectively. In 1993 and 1994, the Company made capital expenditures of $2.1 million relating to the expansion of the distribution center.

Exclusive of 1995 Acquisition transactions, Peebles used cash to reduce outstanding debt by a net of $.5 million. In the four-month period prior to the 1995 Acquisition, Peebles had funded operating and investing activities with $2.0 million in net proceeds from revolving debt. To facilitate the 1995 Acquisition, the pre-acquisition debt was refinanced, providing the Company $35.5 in net incremental cash and increasing debt by the same amount. In the eight-month period following the 1995 Acquisition, the Company used cash to reduce outstanding debt by a net $2.5 million. In 1994 and 1993, financing activities used cash of $4.1 million and provided cash of $1.7 million, respectively.

In 1996, the Company's capital expenditures are expected to total approximately $10.7 million, which reflect the opening of five new store locations, the relocation of two stores, a space reallocation/remodeling at three stores and an expansion of the distribution center in South Hill. As of March 1996, the Company had signed three new leases all of which are scheduled to open in 1996. The Company expects to continue to lease its stores, and the average new store is anticipated to average approximately 22,500 square feet but may vary depending on the market and real estate availability . Based on historical experience, the Company estimates that the cost of opening a new store will include capital expenditures of approximately $425,000 for leasehold improvements and fixtures and approximately $425,000 for initial inventory, approximately one-third of which is normally financed through vendor credit. Accounts receivable for new stores typically build to 15% of net sales or approximately $300,000 within 24 months of the store opening. The Company may also incur capital expenditures to acquire existing stores. The distribution center expansion is expected to serve the Company's growth to 110 store locations.

The Company finances its operations, capital expenditures, and debt service payments with funds available under the Senior Revolving Facility. The maximum amount available under the Senior Revolving Facility is $65 million less amounts outstanding under letters of credit. The actual amount available is determined by an asset based formula, adjusted for seasonal working capital requirements.

SEASONALITY AND INFLATION

As a retailer offering predominately soft-apparel and selected home accessories, the Company's business is seasonal, although less heavily weighted in the fourth quarter than retailers with comparable offerings of merchandise. Over the past three fiscal years, quarterly sales as a percentage of total sales have been consistent at 21%, 22%, 24% and 33% for the first through fourth quarters, respectively. Peebles' positioning of its stores in small to medium sized communities with limited competition, along with the Company's less-promotional, every day fair value, pricing strategy, produces operations less dependent on the fourth quarter. However, the third and fourth quarters are bolstered by the important back-to-school and Christmas holiday selling seasons.

The Company does not believe that inflation has had a material effect on its results of operations during the past three fiscal years. Peebles uses the retail inventory method applied on a LIFO basis in accounting for its inventories. Under this method, the cost of products sold reported in the financial statements approximates current costs and thus reduces the likelihood of a material impact that increases costs. However, there can be no assurance that the Company's business will not be impacted by inflation in the future.