Form 10-Q
period 1996-05-04
PEEBLES INC
filed 1996-06-14
CIK 804125

SECURITIES AND EXCHANGE COMMISSION
                    Washington, D.C.  20549

                   ________________________

                           FORM 10-Q


       Quarterly Report Pursuant to Section 15(d) of the
                Securities Exchange Act of 1934

               For the Quarter Ended May 4, 1996
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

As of May 4, 1996, 1,000 shares of Common Stock of Peebles Inc.
were outstanding.

ITEM 1.   FINANCIAL STATEMENTS

CONDENSED BALANCE SHEET
 PEEBLES INC.
(dollars in thousands, except per share amounts)

                                              May 4,    February 3,    April 29,
                                               1996        1996           1995
     ASSETS                                 (Unaudited)               (Unaudited)

                                                                      (Prior to
                                                                         1995
                                                                      Acquisition)
     CURRENT ASSETS
      Cash                                  $     59       $    193    $    74
      Accounts receivable, net                26,108         28,534     26,344
      Merchandise Inventories                 45,155         42,684     48,240
      Prepaid expenses                           672            386        412
      Other                                       99             62        119
                                              ------        -------     ------
                                                   -                         -
                      TOTAL CURRENT ASSETS    72,093         71,859     75,189

     PROPERTY AND EQUIPMENT, net              33,578         32,248     29,403
     BUILDINGS UNDER CAPITAL LEASES, net       1,018          1,060      1,183
     OTHER ASSETS
      Excess of cost over net assets
         acquired, net                        50,603         51,129     36,690
      Other                                    8,645          9,257      6,845
                                              ------        -------     ------
                                              59,248         60,386     43,535
                                              ------        -------     ------
                                            $165,937       $165,553   $149,310
                                            ========       ========   ========
     LIABILITIES AND STOCKHOLDERS' EQUITY
     CURRENT LIABILITIES
      Accounts payable                      $  7,632        $ 9,957   $  8,599
      Accrued compensation and other expenses  2,378          3,955      3,310
      Income taxes payable                       998            855        388
      Deferred income taxes                    2,788          2,788      4,472
      Current maturities of long-term debt     9,748          5,377      8,294
      Other                                      449            532        202
                                              ------        -------     ------
                TOTAL CURRENT LIABILITIES     23,993         23,464     25,265
     LONG-TERM DEBT                           69,475         69,774     33,740
     LONG-TERM CAPITAL LEASE OBLIGATIONS       1,567          1,627      1,814
     DEFERRED INCOME TAXES                     6,350          6,350      5,416
     COMMON STOCK WARRANTS                        --             --          2
     STOCKHOLDERS' EQUITY
     Common stock--par value $.10 per
       share, authorized 5,000,000 shares,
       issued and outstanding 1,000, 1,000
       and 2,942,690 shares,respectively           1              1        294
     Additional capital                       59,307         59,307     64,390
     Retained earnings:  Accumulated from
       May 27, 1995, May 27, 1995 and February
       1, 1992,respectively; $10,477 deficit
       eliminated February 1, 1992.            5,244          5,030     18,389
                                              ------        -------     ------
                                              64,552         64,338     83,073
                                              ------        -------     ------
                                            $165,937       $165,553   $149,310
                                              ======       ========     ======

See notes to condensed financial statements

CONDENSED STATEMENT OF INCOME
 PEEBLES INC.
(dollars in thousands, except per share amounts)

                                           Three-Month Period Ended
                                            May 4,       April 29,
                                             1996          1995
                                         (Unaudited)    (Unaudited)

                                                         (Prior to
                                                           1995
                                                        Acquisition)
NET SALES                                   $38,055       $  36,518

COSTS AND EXPENSES
Cost of sales                                22,607          21,585
Selling, general and administrative
  expenses                                   11,541          10,832
Depreciation and amortization                 1,724           1,760
                                           --------       ---------
                                             35,872          34,177
                                           --------       ---------
OPERATING INCOME                              2,183           2,341

OTHER INCOME                                     54              77

INTEREST EXPENSE                              1,880           1,057
                                           --------       ---------
INCOME  BEFORE INCOME TAXES                     357           1,361

INCOME TAXES
Federal, state and deferred                     143             524

NET INCOME                                 $    214        $    837
                                           ========        ========
EARNINGS PER SHARE                         $    214        $    .28
                                           ========        ========
Average common stock and common stock
   equivalents outstanding                    1,000       2,942,785
                                           ========       =========

See notes to condensed financial statements

CONDENSED STATEMENT OF CASH FLOWS
 PEEBLES INC.
(dollars in thousands)

                                          Three-Month Period Ended
                                           May 4,         April 29,
                                            1996            1995
                                         (Unaudited)     (Unaudited)

                                                          (Prior to
                                                            1995
                                                         Acquisition)
OPERATING ACTIVITIES
Net Income                               $    214        $     837
Adjustments to reconcile net income to
  net cash used in operating activities:
Depreciation                                1,097            1,076
Amortization                                  857              736
Changes in operating assets and liabilities:
Accounts receivable                         2,426            2,468
Merchandise inventories                    (2,471)          (3,537)
Accounts payable                           (2,325)            (123)
Other assets and liabilities               (1,804)          (1,874)
                                         --------        ----------
 NET CASH USED IN OPERATING
     ACTIVITIES                            (2,006)            (417)

INVESTING ACTIVITIES
Purchase of property and equipment         (2,429)          (1,679)
Other                                         229             (182)
                                         --------        ----------
NET CASH USED IN INVESTING ACTIVITIES      (2,200)          (1,861)

FINANCING ACTIVITIES
Proceeds from revolving line of credit
  and long-term debt                       54,349           44,628
Reduction in revolving line of credit
  and long-term debt                      (50,277)         (42,684)
                                         --------        ----------
NET CASH PROVIDED BY FINANCING
   ACTIVITIES                               4,072            1,944
                                         --------        ----------
DECREASE IN CASH AND CASH EQUIVALENTS        (134)            (334)

Cash and cash equivalents beginning of        193              408
  period

CASH AND CASH EQUIVALENTS END OF PERIOD  $     59        $      74
                                         ========        ==========



See notes to condensed financial statements

CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
 PEEBLES INC.
(dollars in thousands, except per share amounts)

                                           Common Stock
                                                      Par   Additional Retained
                                         Shares      Value   Capital   Earnings

BALANCE JANUARY 28, 1995                2,942,690   $  294   $64,390   $17,550

Net income                                    --        --        --       837
                                        --------    ------    ------    ------
BALANCE APRIL 29, 1995                  2,942,690      294    64,390    18,337

Net (loss)                                     --       --        --    (2,315)
                                         --------   ------    ------    ------
Balance May 27, 1995, prior to
  1995 Acquisition                      2,942,690      294    64,390    16,022

1995 Acquisition adjustments           (2,941,690)    (293)   (5,083)  (16,022)
                                         --------   ------    ------    ------
Balance May 27, 1995, following
  1995 Acquisition                          1,000        1    59,307        --

Net income                                     --       --        --     5,030
                                         --------   ------    ------    ------
Balance February 3, 1996                    1,000        1    59,307     5,030

Net income                                     --       --        --       214
                                         --------   ------    ------    ------
Balance May 4, 1996                         1,000   $    1   $59,307    $5,244
                                         ========   ======    ======    ======

See notes to condensed financial statements.

NOTES TO CONDENSED FINANCIAL STATEMENTS
PEEBLES INC.
May 4, 1996

(dollars in thousands, except per share amounts)


NOTE A_BASIS OF PRESENTATION
The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal and recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended May 4, 1996 are not necessarily indicative of the results that may be expected for the fiscal year ended February 1, 1997, due to the seasonal nature of the business of Peebles Inc. ("Peebles" or the "Company"). For further information, refer to the financial statements and footnotes thereto included in Peebles' annual report on Form 10-K for the fiscal year ended February 3, 1996.

NOTE B_ACQUISITION OF PEEBLES INC.
1995 Acquisition (the "1995 Acquisition"): PHC Retail Holding Company ("PHC Retail") acquired the entire equity interest of Peebles Inc. ("Peebles" or the "Company") for approximately $136 million, which included acquisition related expenses of approximately $5.6 million and the refinancing of existing debt. PHC Retail is owned by Kelso & Company ("Kelso"), an investment firm located in New York, New York and management. PHC Retail has no significant assets other than the shares of Peebles common stock, $.10 par value (the "Common Stock") and had no operations prior to the 1995 Acquisition.
The 1995 Acquisition has been accounted for using the purchase method of accounting with an effective date of May 27, 1995, and accordingly, a new accounting basis was begun. The 1995 Acquisition cost has been allocated to the assets and liabilities of Peebles as follows:
   Cash purchase price                      $135,558
   Pre-acquisition debt refinanced           (40,917)
   Adjusted purchase price                    94,641
   Tangible net assets at historical cost    (63,840)
   Incremental acquisition debt               35,474
   Purchase price to be allocated             66,275
   Purchase price allocations:
        Merchandise inventories    $7,436
        Buildings                   1,133
        Land                        1,411
        Beneficial leaseholds       3,232
        Pension asset                 533
                                   ------
                                             13,745
                                           --------
   Excess of cost over net assets acquired  $ 52,530

The excess of cost over net assets acquired is being amortized on a straight-line basis over 25 years beginning May 27, 1995. Beneficial leaseholds are amortized on a straight-line basis over the composite useful lives of the related leases. Buildings are amortized on a straight-line basis over their estimated useful lives.

NOTES TO CONDENSED FINANCIAL STATEMENTS
PEEBLES INC.
May 4, 1996

NOTE C_ACCOUNTS RECEIVABLE
Accounts receivable are shown net of $960, $960 and $930 representing the allowance for uncollectible accounts at May 4, 1996, February 3, 1996 and April 29, 1995, respectively. As a service to its customers, the Company offers credit through the use of its own charge card, certain major credit cards and a layaway plan. The Peebles' customer usually resides in the local community immediately surrounding the store location.
Peebles stores serve these local customers in Virginia, Maryland, North Carolina, South Carolina, Tennessee, Kentucky, Delaware, New Jersey, Pennsylvania and New York. The Company does not require collateral from its customers.

NOTE D_MERCHANDISE INVENTORIES
The 1995 Acquisition was accounted for using the purchase method of accounting with an effective date of May 27, 1995. The normal seasonal increase in merchandise inventory between January and May resulted in a significant LIFO increment in the four-month period ended May 27, 1995. Consistent with the purchase method of accounting, the LIFO reserve was eliminated, the recorded value of merchandise inventories was increased to fair value (the "Fair Value Adjustment") and a new LIFO base year was established at May 27, 1995. Seasonal decreases in inventory levels and costs from May to January resulted in LIFO cost greater than FIFO cost, and a market reserve was established.
Merchandise inventories consisted of the following:

                            May 4,     February 3,     April 29,
                             1996          1996           1995
                                                        (Prior to
                                                          1995
                                                      Acquisition)
 Merchandise inventories
 at FIFO cost              $38,133     $   35,662      $   37,019
 Fair Value Adjustment       7,436          7,436          14,209
 LIFO reserve                  315            449          (2,988)
                           -------     ----------      ----------
 Merchandise inventories
 at LIFO cost               45,884         43,547          48,240
 Market reserve               (729)          (863)             --
                           -------     ----------      ----------
 Merchandise inventories
 at lower of cost or
 market                    $45,155     $   42,684      $   48,240
                           =======     ==========      ==========



NOTE E_INCOME TAXES
Differences between the effective rate of income taxes and the statutory rate arise principally from the state income taxes and non-deductible amortization related to certain purchase accounting adjustments.

NOTE F_SUBSEQUENT EVENT
On May 20, 1996, a merger (the "CRI Merger") was consumated whereby Carlisle Retailers, Inc. ("Carlisle") became a wholly owned subsidiary of Peebles Inc. Carlisle, an Ohio corporation, operated seven department stores located in Northeastern Ohio and Northwestern Pennsylvania. The CRI Merger will be accounted for using the purchase method of accounting. Subsequent to the CRI Merger date, the results of operations and financial position of Carlisle will be reported in the consolidated financial statements of Peebles Inc.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
     CONDITION AND RESULTS OF OPERATIONS
(dollars in thousands, except per share amounts)

The following management's discussion and analysis provides information with respect to the results of operations for the three-month period (or "Fiscal Quarter") ended May 4, 1996 in comparison with the Fiscal Quarter ended April 29, 1995. The 1995 Acquisition was accounted for using the purchase method of accounting. Accordingly, a new basis of accounting was begun on May 27, 1995. As a result, financial statements for periods prior to the 1995 Acquisition are not comparable to periods subsequent thereto.

Net sales for the three-month period ended May 4, 1996 totaled $38,055, a 4.2% increase over net sales of $36,518 for the comparable three-month period ended April 29, 1995. This $1,537 increase is attributable to the seven new store locations opened since April 6, 1995. These stores increased net sales by $1,672 in comparing the three-month periods ended May 4, 1996 and April 29, 1995, respectively. Net sales at comparable stores were flat, decreasing $135 comparing the current year and prior year Fiscal Quarters. Comparable stores net sales continue to reflect weak consumer spending on apparel in the Company's markets. Management expects apparel sales to remain soft throughout fiscal 1996, and therefore plans for growth in sales to come primarily from new store locations.

Cost of sales as a percentage of net sales for the three-month periods ended May 4, 1996 and April 29, 1995 were 59.4% and 59.1%, respectively. In general, the stability in the cost of sales percentage results from the Company's pricing strategy of offering fair, consistent pricing every day, which reduces the fluctuations caused by promotional markdowns. The slight increase in the cost of sales as a percentage of net sales is, in fact, related to promotional markdowns taken in current Fiscal Quarter as opposed to the second Fiscal Quarter of the previous year due to the timing of Mothers Day. In both the current and prior year Fiscal Quarters, merchandise inventory levels were in line with plan throughout the three-month period, which again minimized the detrimental impact of clearance markdowns.

Selling, general and administrative expenses, including depreciation and amortization, for the Fiscal Quarters ended May 4, 1996 and April 29, 1995 were 34.9% and 34.5% of net sales, respectively. This increase is attributable primarily to the additional expenses incurred in the opening of seven new store locations after April 6, 1995 and the re-location of another store during that same period. New stores typically have higher occupancy, payroll, and advertising expenses as a percenatge of net sales as compared to mature stores. The Company has been successful in controlling expenses during growth periods, and expects to realize efficiencies through economies of scale in succeeding Fiscal Quarters.

Interest expense for the three-month periods ended May 4, 1996 and April 29, 1995 was $1,880 and $1,057, respectively. The increase results primarily from the increased debt assumed in connnection with the 1995 Acquisition. The 1995 Credit Agreement increased outstanding borrowings at the date of the 1995 Acquisition by approximately $35.5 million.

The income tax expense for the three-month period ended May 4, 1996 was $143 compared to $524 for the comparable period ended April 29, 1995. The effective income tax rate for the current Fiscal Quarter is 40.1% versus 38.5%. in the comparable prior year period. The effective tax rate differs from the statutory rate primarily due to state income taxes and nondeductible amortization relating to certain acquisition related assets.

As a result of the changes discussed above, net income for the three-month period ended May 4, 1996 was $214 compared to net income of $837 for the three-month period ended April 29, 1995.

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

For the Fiscal Quarters ended May 4, 1996 and April 29, 1995, operating activities used cash of $2,006 and $417, respectively. The Company had working capital of $48.1 million and $49.9 million in the three-month periods ended May 4, 1996 and April 29, 1995, respectively. Cash used in operations was impacted by the increase in cash interest expense resulting from incremental debt assumed to facilitate the 1995 Acquisition. In addition, working capital was reduced by a greater reduction in trade accounts payable resulting primarily from the timing of the April month end, offset by a less significant increase in merchandise inventories.

Net cash used in investing activities increased from $1,861 to $2,200 for the Fiscal Quarters ended April 29, 1995 and May 4, 1996, respectively. This cash was used primarily for capital expenditures in existing store locations, as no new stores were opened in the first Fiscal Quarter of either the current or prior fiscal year. In the three-month period ended May 4, 1996, however, approximately $900 was expended for an expansion of the distribution center in South Hill, scheduled for completion in the second Fiscal Quarter of the current year. The Company expects capital expenditures to total approximately $11.7 million in fiscal 1996, with some $2.0 million allocated to the distribution center. New store openings, will also require funding of additional working capital of which the Company must depend on internally generated funds and borrowings under the New Credit Agreement.

As of May 1996, the Company had signed non-cancellable leases for seven new Peebles store locations, four of which are scheduled to open in fiscal 1996 and three scheduled for fiscal 1997 openings. The Company expects to continue to lease its stores, and the average new store is anticipated to average approximately 22,500 square feet but may vary depending on the market and real estate availability. New store locations opening in 1996 and their respective gross square footage are:
1) Edenton, North Carolina (17,000); 2) Albertville, Alabama (25,000); 3) Winchester, Tennessee (21,000); 4) Rochester, New York (25,000). The Albertville store will be the Company's
first store location in Alabama.   Based on historical
experience, the Company estimates that the cost of opening a new store will include capital expenditures of approximately $425 for leasehold improvements and fixtures and approximately $425 for initial inventory, approximately one-third of which is normally financed through vendor credit. Accounts receivable for new stores typically build to 15% of net sales or approximately $300 within 24 months of the store opening. The Company may also incur capital expenditures to acquire existing stores.

The CRI Merger provides the Company with five store locations in Northeastern Ohio and two stores in Northwestern
Pennsylvania. The Ohio locations are the Company's first stores in Ohio. These stores will operate as Carlisle/Peebles increasing the gross square footage of the Company by approximately 180,000 square feet.

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

      27. Financial Data Schedule

b.   Reports on Form 8-K

 None

                          SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                         PEEBLES INC.

Date:   June 14, 1996       By   /s/    Michael F. Moorman
                                        ------------------
                                        Michael F. Moorman
                                        President and Chief
                                        Executive Officer
                                       (Principal Executive
                                        Officer)

                             By   /s/   E. Randolph Lail
                                        -----------------
                                        E. Randolph Lail
                                        Chief Financial Officer,
                                        Senior Vice President-
                                        Finance, Treasurer and
                                        Secretary (Principal
                                        Financial Officer)