Form 10-Q
period 1996-08-03
PEEBLES INC
filed 1996-09-12
CIK 804125

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                    ________________________

                            FORM 10-Q

        Quarterly Report Pursuant to Section 15(d) of the
                 Securities Exchange Act of 1934

              For the Quarter Ended August 3, 1996

           Commission file number             33-27126


                          PEEBLES INC.

           Virginia                                     54-0332635
   (State of Incorporation)               (I.R.S. EmployerIdentification No.)

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

As of August 3, 1996 1,000 shares of common stock of Peebles Inc.
were outstanding.

ITEM 1.   FINANCIAL STATEMENTS

CONDENSED BALANCE SHEET
 PEEBLES INC.
(dollars in thousands, except per share amounts)

                                 August 3, 1996  February 3, 1996  July 29, 1995
                                  (Unaudited)                       (Unaudited)
     ASSETS
     CURRENT ASSETS
      Cash                           $     48       $    193         $      52
      Accounts receivable, net         27,246         28,534            24,729
      Merchandise inventories          49,793         42,684            44,273
      Prepaid expenses                  1,002            386               358
      Refundable income taxes              --             --             1,350
      Other                               466             62                88
                                       ------       --------          --------
     TOTAL CURRENT ASSETS              78,555         71,859            70,850

     PROPERTY AND EQUIPMENT, net       35,566         32,248            28,987
     BUILDINGS UNDER CAPITAL LEASES, net  978          1,060             1,135
     OTHER ASSETS
      Excess of cost over net assets
         acquired, net                 53,135         51,129            51,162
      Deferred financing costs          3,219          3,659             3,813
      Other                             6,045          5,598             6,143
                                       ------         ------            ------
                                       62,399         60,386            61,118
                                       ------         ------            ------
                                     $177,498       $165,553          $162,090
                                     ========       ========          =========

     LIABILITIES AND STOCKHOLDERS' EQUITY
     CURRENT LIABILITIES
      Accounts payable                 $9,614         $9,957            $8,460
      Accrued compensation and other
         expenses                       3,491          3,955             5,468
      Income taxes payable              1,037            855                --
      Deferred income taxes             2,788          2,788             1,781
      Current maturities of long-term
         debt                           8,383          5,377             7,050
      Other                               455            532               202
                                      -------       --------          --------
     TOTAL CURRENT LIABILITIES         25,768         23,464            22,961
     LONG-TERM DEBT                    78,975         69,774            72,375
     LONG-TERM CAPITAL LEASE
        OBLIGATIONS                     1,507          1,627             1,764
     DEFERRED INCOME TAXES              6,350          6,350             5,224
     STOCKHOLDERS' EQUITY
    Common stock--par value $.10 per
     share, authorized 5,000,000
     shares, issued and outstanding
     1,000, shares , respectively           1              1                 1
     Additional capital                59,307         59,307            59,307
     Retained earnings:  accumulated
     from May 27, 1995                  5,590          5,030            59,307
                                      -------       --------          --------
                                       64,898         64,338            59,766
                                      -------       --------          --------
                                     $177,498      $ 165,553          $162,090
                                     ========      =========          ========

See notes to condensed financial statements

CONDENSED STATEMENT OF OPERATIONS
PEEBLES INC.
(dollars in thousands, except per share amounts)
(Unaudited)

                           Three-     Two-      One-      Six-      Two-      Four-
                           Month     Month     Month      Month     Month     Month
                          Period     Period    Period     Period    Period    Period
                           Ended     Ended     Ended       Ended     Ended     Ended
                         August 3,  July 29,  May 27,     August   July 29,     May
                           1996       1995      1995      3, 1996    1995     27,1995
                                             (Prior to                       (Prior to
                                                1995                            1995
                                             Acquisition)                     Acquisition)
NET SALES                 $42,366   $26,318   $12,645      $80,421   $26,318   $49,163

COSTS AND EXPENSES
Cost of sales              24,805    15,158     8,350       47,412    15,158    29,935
Selling, general and
 administrative            12,984     7,667     3,800       24,525     7,667    14,639
expenses
Stock option settlement        --        --     3,089           --        --     3,089
Depreciation and
 amortization               1,820     1,178       596        3,544     1,178     2,349
                          -------   -------   -------     --------  -------- ---------
                           39,609    24,003    15,835       75,481    24,003    50,012
                          -------   -------   -------     --------  -------- ---------
 OPERATING INCOME (LOSS)    2,757     2,315    (3,190)       4,940     2,315     (849)

OTHER INCOME                   91        79        --          145        79        77

INTEREST EXPENSE            2,272     1,630       357        4,152     1,630     1,414
                          -------   -------   -------     --------  -------- ---------
 INCOME (LOSS) BEFORE
INCOME TAXES (BENEFIT)        576        764   (3,547)         933       764   (2,186)

INCOME TAXES (BENEFIT)
 Federal, state and
   deferred                   230        306   (1,399)         373       306     (874)
                          -------   -------   -------     --------  -------- ---------
 NET INCOME (LOSS) BEFORE
  EXTRAORDINARY ITEM          346        458  (2,148)          560       458   (1,312)
                          -------   -------   -------     --------  -------- ---------
EXTRAORDINARY ITEM-DEBT
REFINANCE                      --         --    (216)           --        --     (216)
                          -------   -------   -------     --------  -------- ---------
NET INCOME (LOSS)         $   346       $458  $(2,364)     $    560  $    458 $ (1,528)
                          =======   =======   ========     ========  ======== =========
EARNINGS (LOSS) PER
  SHARE                   $   346       $458  $  (.80)     $    560  $    458 $   (.52)
                          =======   =======   ========     ========  ======== =========
Average common stock and
 common stock equivalents   1,000     1,000   2,942,785       1,000     1,000 2,942,785
outstanding
                          =======   =======   ========     ========  ======== =========

See notes to condensed financial statements

CONDENSED STATEMENT OF CASH FLOWS
 PEEBLES INC.
(dollars in thousands)
(Unaudited)

                                                        Six-Month
                                                       Period Ended
                                                August 3,       July 29,
                                                  1996            1995
OPERATING ACTIVITIES
Net Income (loss)                               $     560       $ (1,070)
Adjustments to reconcile net income (loss)
  to net cash provided
  by operating activities:
Depreciation                                        2,265           2,162
Amortization                                        1,739           1,570
Provision for doubtful accounts                       509             336
Extraordinary loss                                     --             216
LIFO Reserve adjustment                                50             833
Changes in operating assets and liabilities
  net of effects from acquisition adjustments:
Accounts receivable                                 3,915           3,747
Merchandise inventories                           (3,471)         (3,505)
Accounts payable                                    (343)           (262)
Other assets and liabilities                        (762)         (2,505)
                                                ---------       ---------
NET CASH PROVIDED BY OPERATING ACTIVITIES           4,462           1,522

INVESTING ACTIVITIES
Acquisition of Peebles Inc.                            --        (90,642)
Acquisition of Carlisle Retailers, Inc.           (9,769)              --
Acquisition Fees - Carlisle Retailers, Inc.       (1,780)              --
Purchase of property and equipment                (5,342)         (3,022)
Other                                                  77              --
                                                ---------       ---------
NET CASH USED IN INVESTING ACTIVITIES            (16,814)        (93,664)

FINANCING ACTIVITIES
Proceeds from revolving facilities                123,913         155,777
Reduction in revolving facilities and long-
  term debt                                      (121,919)       (151,965)
Proceeds from revolving facilities-
  Acquisition of Carlisle Retailers, Inc           10,213              --
Proceeds from 1995 Acquisition debt                    --          76,390
Retirement of pre-1995 Acquisition debt                --        (40,917)
Financing and acquisition fees, 1995 Acquisition       --         (6,807)
Proceeds from equity                                   --          59,308
                                                ---------       ---------
NET CASH PROVIDED BY FINANCING ACTIVITIES          12,207          91,786
                                                ---------       ---------
DECREASE IN CASH AND CASH EQUIVALENTS               (145)           (356)

Cash and cash equivalents beginning of period        193             408
                                                ---------       ---------
CASH AND CASH EQUIVALENTS END OF PERIOD         $      48       $      52
                                                =========       =========
See notes to condensed financial statements

CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
 PEEBLES INC.
(dollars in thousands, except per share amounts)

                                    Common Stock
                                              Par    Additional Retained
                                   Shares     Value  Capital    Earnings
Balance January 28, 1995          2,942,690   $  294  $64,390   $17,550

Net (loss)                               --       --       --    (1,528)
                                  ---------     ----  -------   --------
Balance May 27, 1995, prior to
 1995 Acquisition                 2,942,690      294   64,390    16,022

1995 Acquisition adjustments     (2,941,690)    (293)  (5,083)  (16,022)
                                  ---------    -----   -------  --------
Balance May 27, 1995 following
 1995 Acquisition                     1,000        1   59,307        --

Net Income                               --       --       --        458
                                  ---------    -----   -------  --------
Balance July 29, 1995                 1,000        1   59,307        458

Net Income                               --       --       --      4,572
                                  ---------     ----   ------   --------
Balance February 3, 1996              1,000        1   59,307      5,030

Net Income                               --       --       --        560
                                  ---------     ----   ------   --------
Balance August 3, 1996                1,000    $   1  $59,307    $ 5,590
                                  =========    ====== =======    =======

See notes to condensed financial statements

NOTES TO CONDENSED FINANCIAL STATEMENTS
PEEBLES INC.
August 3, 1996

(dollars in thousands, except per share amounts)


NOTE A_BASIS OF PRESENTATION
The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with instructions to Form 10-Q and Article 10 of Regulation S-X.
Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal and recurring accruals) considered necessary for a fair presentation have been included. As a result of the 1995 Acquisition, the financial statements and related footnote amounts for periods prior to the acquisition are not comparable to the current period. In addition, the operating results for the current fiscal periods are not necessarily indicative of the results that may be expected for the fiscal year ended February 1, 1997, due to the seasonal nature of the business of Peebles. For further information, refer to the financial statements and footnotes thereto included in Peebles' annual report on Form 10-K for the fiscal year ended February 3, 1996.

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
   Cash purchase price                         $135,558
   Pre-acquisition debt refinanced              (40,917)
   Adjusted purchase price                       94,641
   Tangible net assets at historical cost       (63,840)
   Incremental acquisition debt                  35,474
   Purchase price to be allocated                66,275
   Purchase price allocations:
   Merchandise inventories              $7,436
   Buildings                             1,133
   Land                                  1,411
   Beneficial leaseholds                 3,232
   Pension asset                           533
                                        ------
                                                  13,745
                                                 -------
   Excess of cost over net assets acquired      $ 52,530

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

PEEBLES INC.


NOTE C_ACQUISITION OF CARLISLE RETAILERS, INC.
On May 20, 1996, a merger (the "CRI Merger") was consummated whereby Carlisle Retailers, Inc. ("Carlisle"), an Ohio corporation, became a wholly owned subsidiary of Peebles Inc.
The CRI Merger provides Peebles with five store locations in northeastern Ohio, the Company's first Ohio stores, and two store locations in northwestern Pennsylvania. The $11,549 purchase price included $6,311 to common shareholders of Carlisle, $3,458 to a financial services company for the majority of the outstanding Carlisle proprietary credit card accounts receivable portfolio, and $1,780 in acquisition expenses. The acquisition was funded primarily by proceeds from the Senior Revolving Facility.

The CRI Merger has been accounted for using the purchase method of accounting. The allocation of the purchase price is as follows:
        Purchase price                                   $11,549
        Tangible net assets acquired:
          Accounts receivable, net            $3,330
          Merchandise inventories, net         4,038
          Fixed assets, net                      244
          Other assets                         1,702
          Operating liabilities                 (849)
                                              ------
             Total tangible net assets                    8,465
                                                         ------
          Excess of cost over net assets acquired        $3,084

The excess of cost over net assets acquired is being amortized over a twenty-five year period beginning May 20, 1996.

NOTE D_ACCOUNTS RECEIVABLE
Accounts receivable are shown net of $1,087, $960 and $930 representing the allowance for uncollectible accounts at August 3, 1996, February 3, 1996 and July 29, 1995, respectively. As a service to its customers, the Company offers credit through the use of its own charge card, certain major credit cards and a layaway plan. The Peebles' customer typically resides in the local community immediately surrounding the store location. Peebles stores serve these local customers in Virginia, Maryland, North Carolina, South Carolina, Tennessee, Kentucky, Delaware, New Jersey, Pennsylvania, New York and Ohio. The Company does not require collateral from its customers.

NOTE E_MERCHANDISE INVENTORIES
Merchandise inventories are accounted for by the retail inventory method applied on a last in, first out ("LIFO") basis. The 1995 Acquisition was accounted for using the purchase method of accounting with an effective date of May 27, 1995. Consistent with the purchase method of accounting, the LIFO reserve was eliminated, the recorded value of merchandise inventories was increased to fair value (the "Fair Value Adjustment") and a new LIFO base year was established at May 27, 1995. Merchandise inventories consisted of the following:

                                August 3,   February 3,  July 29,
                                   1996        1996        1995
Merchandise inventories at
 lower of cost (FIFO) or market $ 43,121   $  35,662    $ 36,837
Fair Value Adjustment              7,436       7,436       7,436
LIFO reserve                         138         449          --
                                --------   ---------    --------
Merchandise inventories at
  LIFO cost                       50,695      43,547      44,273
Market reserve                     (902)        (863)         --
                                --------   ---------    --------
Merchandise inventories at
lower of cost or market         $ 49,793   $  42,684    $ 44,273
                                ========   =========    ========

PEEBLES INC.


NOTE F_LEASES
The Company leases substantially all of its store locations under capital and operating leases with initial terms ranging from 1 to 25 years and renewal options ranging from 1 to 5 years expiring at various dates through 2033. The Company has signed or obtained noncancelable operating leases for fourteen new store locations opening in the fiscal year ended February 1, 1997. Included are i) five stores in Ohio and two stores in Pennslyvania obtained in the CRI Merger; ii) two stores in Alabama and one store in Tennessee to which Peebles has entered into a purchase agreement, effective September 9, 1996, with Belk Companies; and iii) four new Peebles stores in North Carolina, New York, Alabama and Tennessee, two of which opened August 22, 1996 and the others opening in October and November of the current year. The annual aggregate base rent for these locations is approximately $1.12 million with initial lease terms ranging from 1 to 21 years.

NOTE G_INCOME TAXES
Differences  between the effective rate of income taxes  and  the statutory rate arise principally from the state income taxes  and
non-deductible   amortization   related   to   certain   purchase
accounting adjustments.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
(dollars in thousands, except per share amounts)

The following management's discussion and analysis provides information with respect to the results of operations for the three-month period ("Fiscal Quarter") and six-month period ended August 3, 1996 in comparison with the three-month period and six-month period ended July 29, 1995. The 1995 Acquisition has been accounted for using the purchase method of accounting. Accordingly, a new basis of accounting was begun on May 27, 1995. As a result, financial statements for periods prior to the 1995 Acquisition are not comparable to periods subsequent thereto. The three-month period ended July 29, 1995 includes amounts both prior and subsequent to the 1995 Acquisition, and as a result, certain operating components of that Fiscal Quarter discussed below have been significantly affected by the acquisition transactions, purchase accounting adjustments or a combination thereof.

Net sales for the three-month period ended totaled $42,366, an 8.7% increase over the $38,963 for the three-month period ended July 29, 1995. For the six-month periods ended August 3 1996 and July 29, 1995, net sales were $80,421 and $75,481, respectively, an increase of 6.5%. In the twelve-month period subsequent to July 29, 1995, the Company opened thirteen new store locations, including the seven Carlisle store locations acquired in the CRI Merger, effective May 20, 1996. These new stores accounted entirely for the increases in net sales. Net sales at comparable stores were $37,088 in the current Fiscal Quarter, down $729 or 1.9% in comparison to the prior year Fiscal Quarter, where comparable store sales were $37,817. Comparable store sales in July were down $728, or 6.9% , representing the entire decrease for the second Fiscal Quarter. In the current year six-month period, comparable store sales were $72,768, down $1,012 or 1.4% in comparison to the prior year six month period ended July 29, 1995. Although management anticipates apparel sales to remain soft throughout the third and fourth Fiscal Quarters, the July decrease in consumer spending on apparel was considered unusual and is not expected to be indicative of a significant downward trend. Comparable store sales are expected to recover slightly through the third and fourth Fiscal Quarters to finish the current fiscal year flat with the prior fiscal year. The Company's sales growth in the current fiscal year will therefore come from the new store locations.

Cost of sales as a percentage of net sales for the three-month periods ended August 3, 1996 and July 29, 1995 were 58.5% and 60.3%, respectively. For the comparable six-month periods, the cost of sales as a percentage of net sales was 59.0% and 59.7%, respectively. These decreases are primarily attributable to LIFO reserve adjustments, and the stability of the cost of sales during periods of new store growth is a result of consistent inventory management and the Company's less promotional pricing strategy. With a new LIFO base year established at May 27, 1995, the Fiscal Quarter ended July 29, 1995 was impacted significantly by an increase in the LIFO reserve. Without the impact of LIFO, cost of goods sold as a percentage of net sales would have been 58.6%. for both the three-month period and six-month period ended July 29, 1995. At the thirteen new store locations opened subsequent to July 29, 1995 cost of sales as a percentage of net sales was 62.7% in the six-month period ended August 3, 1996. Typically, new stores show a higher cost of sales percentage, resulting primarily from opening promotions and adjustments to inventory levels in response to actual sales versus planned.
However, even with this significant number of new store locations, cost of sales has remained stable overall as inventory levels were in line with plans throughout the six-month period ended August 3, 1996, and the Company remained committed to its strategy of offering consistent fair pricing every day rather than high-low promotions.

Selling, general and administrative expenses ("SG&A"), including depreciation and amortization, was 34.9% as a percentage of net sales for both the three-month and six-month periods ended August 3, 1996. In the prior year comparable three-month and six-month periods ended July 29, 1995 SG&A was 34.0% and 34.4%, respectively, as a percentage of net sales. This increase is primarily attributed to the additional expenses incurred in the opening of thirteen new store locations, including the seven stores acquired in the CRI Merger. New stores typically have higher occupancy, payroll, and advertising expenses as a percentage of net sales as compared to mature stores. The Company has been successful in controlling expenses during growth periods, and expects to realize efficiencies through economies of scale in succeeding Fiscal Quarters. During the Fiscal Quarter ended July 29, 1995, approximately $3.1 million was paid to settle the 1993 Stock Option Plan as a pre-requisite to closing the 1995 Acquisition. This non-recurring expense, considered additional compensation expense, is included in the one-month period ended May 27, 1995.

Interest expense for the Fiscal Quarters ended August 3, 1996 and July 29, 1995 was $2,272 and 1,987, respectively, and $4,152 and $3,044, respectively for the six-month periods then ended. These increases result primarily from the increased debt assumed in connection with both the 1995 Acquisition and the CRI Merger. The 1995 Credit Agreement increased outstanding borrowings at the date of the 1995 Acquisition by approximately $35.5 million. The Company increased the outstanding balance on the Senior Revolving Facility by approximately $10.2 million to consummate the CRI Merger.

Income tax expense totaled $230 and $373 for the three-month and six-month periods ended August 3, 1996, respectively, compared to an income tax benefit of $1,093 and $568, respectively, for the three-month and six-month periods ended July 29,1995. The effective income tax and benefit rates for the respective periods differ from the statutory rate primarily due to state income taxes and nondeductible amortization related to certain purchase accounting adjustments.

The  Company recorded an extraordinary loss, net of tax, of  $216 in the one-month period ended May 27, 1995 related to the write-off of unamortized financing costs related to the pre-1995
Acquisition Credit Agreement.

As a result of the changes discussed above, the Company had net income of $346 and $560 for the three and six month periods ended August 3, 1996, respectively. In the prior year comparable periods ended July 29, 1995, the Company showed net losses of $1,906 and $1,070, respectively.

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

For the six-month periods ended August 3, 1996 and July 29, 1995, operating activities provided cash of $4,462 and $1,522, respectively. In the prior year six-month period, cash was used to pay $3,089 in settlement of the 1993 Stock Option Plan. In both the current year and prior year six-month periods, net operating cash was produced as net collections of accounts receivable were greater than net increase in merchandise inventories. The Company had working capital of $52,787 and $47,889 at August 3, 1996 and July 29, 1995, respectively. The increase is due primarily to merchandise inventory and accounts receivable acquired in the CRI Merger. Net cash provided by operations was adversely affected by the increased interest expense resulting from incremental debt assumed to facilitate both the 1995 Acquisition and the CRI Merger.

Net cash used in investing activities, exclusive of the CRI Merger and 1995 Acquisition, was $5,265 and $3,022 for the six-month periods ended August 3, 1996 and July 29, 1995, respectively. This cash was used primarily for capital expenditures. The increase in the current year is primarily attributable to the expansion of the distribution center in South Hill and new cash registers for the stores acquired in the CRI Merger. The Company expects capital expenditures to total approximately $11.7 million in fiscal 1996, with some $2.0 million allocated to the distribution center. New store openings, will also require funding of additional working capital of which the Company must depend on internally generated funds and borrowings under the New Credit Agreement.

The CRI Merger provided the Company with five store locations in northeastern Ohio and two stores in northwestern Pennsylvania. The Ohio locations are the Company's first stores in Ohio. These stores began operation as Carlisle/Peebles on May 20, 1996 and increased the gross square footage of the Company by approximately 180,000 square feet. In June 1996, the Company signed a purchase agreement with the Belk Companies ("Belk") to allow Peebles to purchase two stores in Alabama and one store in Tennessee from Belk, and sell one store in Virginia to Belk. The Company paid $1.5 million for the acquired inventory and fixtures and received $.4 million for the fixtures remaining in the store sold. The agreement was effective September 9, 1996, and the stores will re-open as Peebles stores on September 13, 1996. These stores will be the Company's first locations in Alabama.

During the third and early fourth fiscal quarters of the current year, the Company will open four new Peebles stores in Edenton, North Carolina (17,000 gross square feet); 2) Rochester, New York (25,000); 3) Albertville, Alabama (25,000); and 4). Winchester, Tennessee (21,000). Based on historical experience, the Company estimates that the cost of opening a new store will include capital expenditures of approximately $425 for leasehold improvements and fixtures and approximately $425 for initial inventory, approximately one-third of which is normally financed through vendor credit. Accounts receivable for new stores typically build to 15% of net sales or approximately $300 within 24 months of the store opening.

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

                          PEEBLES INC.

Date:   September 12, 1996      By  /s/       Michael F. Moorman
                                    ----------------------------
                                              Michael F. Moorman
                                              President and Chief
                                              Executive Officer (Principal
                                              Executive Officer)

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