Form 10-Q
period 1996-11-02
PEEBLES INC
filed 1996-12-13
CIK 804125

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                    ________________________

                            FORM 10-Q

        Quarterly Report Pursuant to Section 15(d) of the
                 Securities Exchange Act of 1934

             For the Quarter Ended November 2, 1996

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

Securities registered pursuant to Section 12 (b) of the Act:NONE
Securities registered pursuant to Section 12 (g) of the Act:NONE

Indicate by check (x) whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes__x___. No_____.

As of November 2, 1996 1,000 shares of common stock of Peebles Inc. were outstanding.

ITEM 1.   FINANCIAL STATEMENTS

CONDENSED BALANCE SHEET
 PEEBLES INC.
(dollars in thousands, except per share amounts)

                                     November 2, 1996 February 3, 1996 October 28, 1995
                                        (Unaudited)                      (Unaudited)
    ASSETS
    CURRENT ASSETS
      Cash                                   $     51     $    193      $     36
      Accounts receivable, net                 28,243       28,534        25,650
      Merchandise inventories                  63,055       42,684        51,282
      Prepaid expenses                          1,849          386           553
      Refundable income taxes                      --           --           671
      Other                                       166           62           106
                                              -------      -------       -------
    TOTAL CURRENT ASSETS                       93,364       71,859        78,298

    PROPERTY AND EQUIPMENT, net                36,658       32,248        30,443
    BUILDINGS UNDER CAPITAL LEASES, net           936        1,060         1,088
    OTHER ASSETS
      Excess of cost over net assets
      acquired, net                            52,243       51,129        49,152
      Deferred financing costs                  3,007        3,659         3,869
      Other                                     5,130        5,598         6,258
                                             --------      -------      --------
                                               60,380       60,386        59,279
                                             --------      -------      --------
                                            $ 191,338    $ 165,553     $ 169,108
                                            =========    =========     =========
    LIABILITIES AND STOCKHOLDERS' EQUITY
    CURRENT LIABILITIES
      Accounts payable                       $ 14,370     $  9,957      $ 11,028
      Accrued compensation and other            3,281        3,955         2,481
      expenses
      Income taxes payable                        734          855         2,194
      Deferred income taxes                     2,679        2,788         1,781
      Current maturities of long-term debt     20,764        5,377        14,108
      Other                                       401          532           202
                                             --------     --------      --------
    TOTAL CURRENT LIABILITIES                  42,229       23,464        31,794
    LONG-TERM DEBT                             78,475       69,774        70,050
    LONG-TERM CAPITAL LEASE OBLIGATIONS         1,447        1,627         1,713
    DEFERRED INCOME TAXES                       4,484        6,350         5,224
    STOCKHOLDERS' EQUITY                                                      --
    Common stock--par value $.10 per
    share, authorized 5,000,000
    shares, issued and outstanding
    1,000, shares , respectively                    1            1             1
    Additional capital                         59,307       59,307        59,307
    Retained earnings:  accumulated from
    May 27, 1995                                5,395        5,030         1,019
                                              -------      -------       -------
                                               64,703       64,338        60,327
                                             --------    ---------     ---------
                                             $191,338    $ 165,553     $ 169,108
                                            =========    =========     =========

See notes to condensed financial statements

CONDENSED STATEMENT OF OPERATIONS
PEEBLES INC.
(dollars in thousands, except per share amounts)
(Unaudited)

                          Three-     Three-     Nine-      Five-      Four-
                                    Month      Month      Month      Month      Month
                                    Period     Period     Period     Period     Period
                                    Ended      Ended      Ended      Ended      Ended
                                November 2, October 28, November 2, October 28, May 27,
                                    1996       1995       1996       1995       1995
                                                                      (Prior to 1995
                                                                      Acquisition)
    NET SALES                    $  47,540   $42,562    $ 127,961   $ 68,880   $ 49,163

    COSTS AND
    EXPENSES
    Cost of sales                   29,462    25,093       76,874     40,251     29,935
    Selling, general and            14,340    12,530       38,865     20,197     14,639
    administrative expenses
    Stock option settlement             --        --            --         --     3,089
    Depreciation and amortization    1,839     1,643         5,383      2,821     2,349
                                   -------   -------      --------    -------    ------
                                    45,641    39,266       121,122     63,269    50,012
                                   -------   -------      --------    -------    -------
    OPERATING INCOME (LOSS)          1,899     3,296         6,839      5,611      (849)

    OTHER INCOME                        52        92           197        171        77

    INTEREST EXPENSE                 2,275     2,454         6,427      4,084     1,414
                                   -------   -------       -------    -------    ------
      INCOME (LOSS) BEFORE
        INCOME TAXES (BENEFIT)        (324)      934           609      1,698    (2,186)
                                   -------   -------       -------    -------    ------
    INCOME TAXES (BENEFIT)
    Federal, state and deferred       (130)      374           244        679      (874)
                                   -------   -------       -------    -------    ------
      NET INCOME (LOSS) BEFORE
      EXTRAORDINARY ITEM             (194)      560           365      1,019    (1,312)

    EXTRAORDINARY ITEM-DEBT
    REFINANCE                          --        --            --         --      (216)
                                  -------    ------       -------     ------    ------
    NET INCOME (LOSS)              $ (194)   $  560       $   365     $1,019   $(1,528)
                                  =======    ======       =======     ======   =======

    EARNINGS(LOSS) PER SHARE       $ (194)   $  560       $   365     $1,019   $  (.52)
                                  =======    ======       =======     ======   =======
   Average common stock and
    common stock equivalents
    outstanding                     1,000     1,000         1,000     1,000  2,942,785
                                  =======    ======       =======     ======  ========

See notes to condensed financial statements

CONDENSED STATEMENT OF CASH FLOWS
 PEEBLES INC.
(dollars in thousands)
(Unaudited)

                                                 Nine-Month Period Ended
                                             November 2, 1996 October 28, 1995
OPERATING ACTIVITIES
   Net Income (loss)                             $   365        $  (509)
   Adjustments to reconcile net income
    (loss) to net cash used
    in operating activities:
    Depreciation                                   3,447          3,296
    Amortization                                   2,626          2,299
    Provision for doubtful accounts                  683            522
    Extraordinary loss                                --            216
    LIFO Reserve adjustment                          122            530
   Changes in operating assets and
    liabilities net of effects
    from acquisition adjustments:
    Accounts receivable                            2,811          2,640
    Merchandise inventories                      (16,555)       (10,514)
    Accounts payable                               4,413          2,306
    Other assets and liabilities                  (2,176         (1,402)
                                                 -------        -------
    NET CASH USED IN OPERATING                    (4,264)          (616)
    ACTIVITIES

    INVESTING ACTIVITIES
    Acquisition of Peebles Inc.                       --        (90,642)
    Acquisition of Carlisle Retailers,           (11,549)            --
    Inc.
    Purchase of property and equipment           (7,857)         (5,613)
    Other                                          (559)             36
                                                --------       --------
    NET CASH USED IN INVESTING ACTIVITIES       (19,965)        (96,219)

    FINANCING ACTIVITIES
    Proceeds from revolving facilities           203,700        211,127
    Reduction in revolving facilities and       (189,826)      (202,638)
    long-term debt
    Proceeds from revolving facilities-           10,213             --
    Acquisition of Carlisle Retailers,
    Inc.
    Proceeds from 1995 Acquisition debt               --         76,390
    Retirement of pre-1995 Acquisition debt           --        (40,917)
    Financing and acquisition fees, 1995              --         (6,807)
    Acquisition
    Proceeds from equity, 1995 Acquisition            --         59,308
                                                 -------        -------
    NET CASH PROVIDED BY FINANCING                24,087         96,463
                                                 -------        -------
    DECREASE IN CASH AND CASH EQUIVALENTS          (142)           (372)

    Cash and cash equivalents beginning of           193            408
    period                                       -------        -------
    CASH AND CASH EQUIVALENTS END OF             $    51        $    36
    PERIOD                                       =======        =======


See notes to condensed financial statements

CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
 PEEBLES INC.
(dollars in thousands, except per share amounts)

                                                     Common Stock

                                            Par   Additional  Retained
                                Shares     Value   Capital    Earnings
Balance January 28, 1995         2,942,690    $ 294   $64,390   $17,550

  Net (loss)                            --       --        --    (1,528)
                                 ---------   ------   -------   -------
Balance May 27, 1995, prior to   2,942,690      294    64,390    16,022
1995 Acquisition

1995 Acquisition adjustments    (2,941,690)    (293)   (5,083)  (16,022)
                                 ---------    -----   -------   -------
Balance May 27, 1995 following       1,000        1    59,307        --
1995 Acquisition

  Net Income                            --       --        --     1,019
                                 ---------    -----   -------   -------
Balance October 28, 1995             1,000        1    59,307     1,019

  Net Income                            --      --         --     4,011
                                 ---------    -----   -------   -------
Balance February 3, 1996             1,000        1    59,307     5,030

  Net Income                            --                          365
                                 ---------    -----   -------   -------
Balance November 2, 1996             1,000     $  1   $59,307   $ 5,395
                                 =========    =====   =======   =======


See notes to condensed financial statements

NOTES TO CONDENSED FINANCIAL STATEMENTS
PEEBLES INC.
November 2, 1996

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
     Purchase price                                 $11,549
     Tangible net assets acquired:
       Accounts receivable, net          $3,330
       Merchandise inventories, net       3,698
       Fixed assets, net                    244
       Other assets                       2,367
       Operating liabilities               (849)
                                         ------
          Total tangible net assets                  8,790
                                                   -------
     Excess of cost over net assets acquired        $2,759
The excess of cost over net assets acquired is being amortized over a twenty-five year period beginning May 20, 1996.

NOTE D_ACCOUNTS RECEIVABLE
Accounts receivable are shown net of $1,087, $960 and $930 representing the allowance for uncollectible accounts at November 2, 1996, February 3, 1996 and October 28, 1995, respectively. As a service to its customers, the Company offers credit through the use of its own charge card, certain major credit cards and a layaway plan. The Peebles' customer typically resides in the local community immediately surrounding the store location. Peebles stores serve these local customers in Virginia, Maryland, North Carolina, South Carolina, Tennessee, Kentucky, Delaware, New Jersey, Pennsylvania, New York, Ohio and Alabama. The Company does not require collateral from its customers.

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

                              November 2,  February 3,  October 28,
                                1996         1996          1995
Merchandise inventories at
lower of
cost (FIFO) or market         $ 56,133     $ 35,662    $ 43,846
Fair Value Adjustment            7,436        7,436       7,436
LIFO reserve                       327          449          --
                               -------     --------    --------
Merchandise inventories at      63,896       43,547      51,282
LIFO cost
Market reserve                    (841)        (863)         --
                               -------      -------    --------
Merchandise inventories at
lower of cost or market        $ 63,055    $ 42,684    $ 51,282
                               ========    ========    ========

PEEBLES INC.

NOTE F _ LONG-TERM DEBT

Long-term debt consisted of the following

                              November 2,     February 3,     October 28,
                                  1996           1996             1995
1995 Senior Revolving         $ 49,000        $ 25,000        $ 33,173
Facility
Senior Term Note A              18,150          19,250          19,500
Senior Term Note B              27,550          27,775          27,850
Swingline Facility               4,539           3,126           3,635
                              --------        --------        --------
                                99,239          75,151          84,158
Less current maturities         20,764           5,377          14,108
                              --------        --------        --------
                              $ 78,475        $ 69,774        $ 70,050
                              ========        ========        ========

On June 9, 1995, the Company entered into a $120 million credit facility (the "1995 Credit Agreement") to i) refinance the existing debt under the pre-acquisition Credit Agreement, ii) provide the additional funding necessary to complete the 1995 Acquisition, and iii) provide working capital and funds for capital expenditures. The 1995 Credit Agreement is secured by a first priority security interest in substantially all the personal property and certain real property of Peebles. The 1995 Credit Agreement provides a Senior Term Facility ("Senior Term Note A" and "Senior Term Note B"), a Senior Revolving Facility (the "1995 Revolving Facility"), and a "Swingline Facility". Restrictive covenants prohibit the payment of cash dividends in any fiscal year.
The amount available under the 1995 Revolving Facility is determined by a defined asset based formula with maximum borrowings limited to $65 million less outstanding amounts under letters of credit. At November 2, 1996 the Company had approximately $10,600 available to borrow under the 1995 Revolving Facility. The Company pays a fee of 1/2 of 1% per annum on any unused portion of the 1995 Revolving Facility. The 1995 Revolving Facility has no specific paydown provisions. On May 20, 1996, the Company drew $10,213 to consummate the CRI Merger. Based on the anticipated operations of the Company in the succeeding twelve-month period, $34,600, $24,600 and $23,000 were considered long-term obligations at November 2, 1996, February 3, 1996 and October 28, 1995, respectively.
The 1995 Credit Agreement provided for optional conversion to LIBOR-based interest rates upon the occurrence of certain pre-defined events in addition to prime-based rates. In November ,1995, the pre-defined conditions were satisfied. At February 3, 1996, the entire outstanding balance of the Senior Term Facility and $24,000 of the 1995 Senior Revolving Facility were converted to the LIBOR-based interest rates. At November 2, 1996 the Senior Term Facility and $45,000 of the Senior Revolving Facility bore interest at LIBOR-based rates which were approximately 200 basis points less than the prime-based rates available in the 1995 Credit Agreement.

NOTE G_LEASES
The Company leases substantially all of its store locations under capital and operating leases with initial terms ranging from 1 to 25 years and renewal options ranging from 1 to 5 years expiring at various dates through 2033. The Company has signed or obtained noncancelable operating leases for fourteen new store locations opening in the fiscal year ended February 1, 1997. Included are i) five stores in Ohio and two stores in Pennsylvania obtained in the CRI Merger; ii) two stores in Alabama and one store in Tennessee purchased from the Belk Companies and opened September 12, 1996; and iii) four new Peebles stores in North Carolina, New York, Alabama and Tennessee, two of which opened August 22, 1996 and two of which opened November 14, 1996. The annual aggregate base rent for these locations is approximately $1.22 million with initial lease terms ranging from 1 to 21 years.

NOTE H_INCOME TAXES
Differences  between the effective rate of income taxes  and  the statutory rate arise principally from the state income taxes  and
non-deductible   amortization   related   to   certain   purchase
accounting adjustments.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
(dollars in thousands, except per share amounts)

The following management's discussion and analysis provides information with respect to the results of operations for the three-month period ("Fiscal Quarter") and nine-month period ended November 2, 1996 in comparison with the three-month period and nine-month period ended October 28, 1995. The 1995 Acquisition has been accounted for using the purchase method of accounting. Accordingly, a new basis of accounting was begun on May 27, 1995. As a result, financial statements for periods prior to the 1995 Acquisition are not comparable to periods subsequent thereto. The nine-month period ended October 28, 1995 consists of the four-month period ended May 27, 1995, prior to the 1995 Acquisition, and the five-month period ended October 28, 1995, subsequent to
the  1995  Acquisition.   As  a  result,  certain  components  of
operations have been significantly affected by the acquisition transactions, purchase accounting adjustments or a combination thereof.

Net sales for the three-month period ended November 2, 1996 totaled $47,540, an 11.7% increase over the $42,562 for the three-month period ended October 28, 1995. For the nine-month periods ended November 2, 1996 and October 28, 1995, net sales were $127,961 and $118,043, respectively, an increase of 8.4%. In the twelve-month period subsequent to October 28, 1995, the Company opened fourteen new store locations, including the seven Carlisle store locations acquired in the CRI Merger, effective May 20,
1996.   These new stores accounted entirely for the increases  in
net  sales.  Net sales at comparable stores were $39,903  in  the current Fiscal Quarter, down $754 or 1.7% in comparison to the prior year Fiscal Quarter, where comparable store sales were $40,607. Comparable store sales in the nine-month periods ended November 2, 1996 and October 28, 1995 totaled $112,670 and
$114,388, respectively, a decrease of $1,718, or 1.5%.   In  both
the  three-month  and nine-month periods of  the  current  fiscal year, comparable store sales have been affected by weaker consumer demand for apparel and increased competition for the
customer  dollar.   In addition, Hurricane  Bertha  in  July  and
Hurricane Fran in September closed or reduced hours at  a  number
of   the   Company's  store  locations,  resulting  directly   in
comparable store sales decreases of aprroximately $250 and $430, respectively. The longer term effects of these natural disasters and unseasonable weather contributed to aggregate comparable store sales decreases in July and September of $1,594, in comparison to the same months in the prior year.

Cost of sales as a percentage of net sales for the three-month periods ended November 2, 1996 and October 28, 1995 were 62.0% and 59.0%, respectively. For the comparable nine-month periods, the cost of sales as a percentage of net sales was 60.1% and 59.5%, respectively. In general, new stores, including those acquired in the CRI Merger, showed a higher cost of sales percentage, resulting primarily from opening promotions and adjustments to inventory levels in response to actual sales versus planned. At the fourteen new store locations opened subsequent to October 28, 1995, cost of sales as a percentage of net sales was 63.3% during the nine-month period ended November 2, 1996. Cost of sales were adversely impacted in the third Fiscal Quarter by markdowns necessary to clear summer inventory resulting from the slower than normal July sales. In addition, the full assortment of Fall merchandise reached the store selling floor later than planned in the current year relative to the prior year due to the distribution center expansion, which prevented merchandise handling equipment from operating at full capacity

Selling, general and administrative expenses ("SG&A"), including depreciation and amortization, was 34.1% and 34.6% as a percentage of net sales for the three-month and nine-month periods ended November 2, 1996. In the prior year comparable three-month and nine-month periods ended October 28, 1995, SG&A was 33.3% and 33.9%, respectively, as a percentage of net sales. This increase is primarily attributed to the additional expenses incurred in the opening of fourteen new store locations, including the seven stores acquired in the CRI Merger. New stores typically have higher occupancy, payroll, and advertising expenses as a percentage of net sales as compared to mature stores. The Company has been successful in controlling expenses during growth periods, and expects to realize efficiencies through economies of scale in succeeding Fiscal Quarters. During the nine-month period ended October 28, 1995, approximately $3.1 million was paid to settle the 1993 Stock Option Plan as a pre-requisite to closing the 1995 Acquisition.

Interest expense for the Fiscal Quarters ended November 2, 1996 and October 28, 1995 was $2,275 and $2,454, respectively, and $6,427 and $5,498, respectively for the nine-month periods then ended. The increase in comparing the nine-month periods results primarily from the increased debt assumed in connection with both the 1995 Acquisition and the CRI Merger. The 1995 Credit Agreement increased outstanding borrowings at the date of the 1995 Acquisition by approximately $35.5 million. The Company increased the outstanding balance on the Senior Revolving Facility by approximately $10.2 million to consummate the CRI Merger. Interest expense decreased in the comparable Fiscal Quarters as the Company exercised certain optional conversion provisions under the 1995 Credit Agreement to LIBOR based rates on the Term Facility and a significant portion of the Revolving Facility. During the current Fiscal Quarter, LIBOR rates were approximately 200 basis points less than the prime rates in the comparable prior year Fiscal Quarter.

For the three-month periods ended November 2, 1996 and October 28, 1995, the Company had an income tax benefit of $130 and income tax expense of $374, respectively. For the nine-month periods then ended, the Company had income tax expense of $244 and an income tax benefit of $195. The effective income tax and benefit rates for the respective periods differ from the statutory rate primarily due to state income taxes and nondeductible amortization related to certain purchase accounting adjustments.

The  Company recorded an extraordinary loss, net of tax, of  $216 at May 27, 1995 related to the write-off of unamortized financing costs related to the pre-1995 Acquisition Credit Agreement.

As a result of the changes discussed above, the Company had a net loss of $194 and net income of $365 for the three and nine-month periods ended November 2, 1996, respectively. In the prior year comparable periods ended October 28, 1995, the Company showed net income of $560 and a net loss of $509, respectively.

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

For the nine-month periods ended November 2, 1996 and October 28, 1996, operating activities used cash of $4,264 and $616, respectively. In the prior year nine-month period, cash was used to pay $3,089 in settlement of the 1993 Stock Option Plan. In both the current year and prior year nine-month periods, operating cash was used to increase merchandise inventory to normal seasonal levels. In the current nine-month period, however, the slowdown in the merchandise inventory supply chain from vendor to store selling floor due to the construction at the distribution center built significant inventory levels at the distribution center which could not be realized in net sales. In addition, cash from operations was used to build inventory at two new store locations which opened immediately after the end of the
third Fiscal Quarter.   The Company had working capital of
$51,135 and $46,504 at November 2, 1996 and October 28, 1995,
respectively. The increase is due primarily to merchandise inventory and accounts receivable acquired in the CRI Merger and the additional build-up of merchandise inventory described above. Net cash provided by operations was adversely affected by the increased interest expense resulting from incremental debt assumed to facilitate both the 1995 Acquisition and the CRI Merger.

Net cash used in investing activities, exclusive of the CRI Merger and 1995 Acquisition, was $8,416 and $5,577 for the nine-month periods ended November 2, 1996 and October 28, 1995, respectively. This cash was used primarily for capital expenditures. The increase in the current year is primarily attributable to the expansion of the distribution center in South Hill, new cash registers for the stores acquired in the CRI Merger, and the opening of five new Peebles stores during the nine-month period and two new stores immediately following the close of the third Fiscal Quarter. The Company expects capital expenditures to total approximately $11.1 million in fiscal 1996, with some $2.6 million allocated to the distribution center.

The CRI Merger provided the Company with five store locations in northeastern Ohio and two stores in northwestern Pennsylvania. The Ohio locations are the Company's first stores in Ohio. These stores began operation as Carlisle/Peebles on May 20, 1996 and increased the gross square footage of the Company by approximately 180,000 square feet. In June 1996, the Company signed a purchase agreement with the Belk Companies ("Belk") to allow Peebles to purchase two stores in Alabama and one store in Tennessee from Belk, and sell one store in Virginia to Belk. The Company paid $1.5 million for the acquired inventory and fixtures and received $.4 million for the fixtures remaining in the store sold. The agreement was effective September 9, 1996, and the stores opened as Peebles stores on September 13, 1996. These stores are the Company's first locations in Alabama.

During the third and early fourth fiscal quarters of the current year, the Company opened new Peebles stores in Edenton, North Carolina (17,000 gross square feet); 2) Rochester, New York (25,000); 3) Albertville, Alabama (25,000); and 4). Winchester, Tennessee (21,000). Based on historical experience, the Company estimates that the cost of opening a new store will include capital expenditures of approximately $425 for leasehold improvements and fixtures and approximately $425 for initial inventory, approximately one-third of which is normally financed through vendor credit. Accounts receivable for new stores typically build to 15% of net sales or approximately $300 within 24 months of the store opening.

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

                          PEEBLES INC.

Date:   December 13, 1996        By    /s/ Michael F. Moorman
                                       ----------------------
                                           Michael F. Moorman
                                           President and Chief Executive
                                           Officer (Principal Executive
                                           Officer)

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