Form 10-K405
period 1997-02-01
PEEBLES INC
filed 1997-05-02
CIK 804125

SECURITIES AND EXCHANGE COMMISSION
                    Washington, D.C.  20549
                      _____________________

                           FORM 10-K

      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934

           For the fiscal year ended February 1, 1997

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

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes __X___. No______.

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

      State the aggregate market value of the voting stock held by non-affiliates of the registrant $-0- (determined by including all shares of Peebles common stock owned by persons, (1) who hold less than 10% of the outstanding shares of common stock and(2) are not an executive officer of the registrant. Aggregate value is based upon the estimated fair value of common stock as of February 1, 1997.)

      As of April 1, 1997, 1,000 shares of common stock of Peebles Inc. were outstanding.

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

                               NONE

                             PART I


ITEM 1.  BUSINESS.

GENERAL

      Peebles operates 77 specialty department stores offering merchandise for the entire family and selected decorative home accessories. Founded in 1891, the Company operates primarily in smaller communities in twelve predominately southeastern and mid-Atlantic states. Peebles positions itself as the leading fashion retailer in these communities, which typically do not have a traditional mall-based department store, and locates its stores in the primary shopping destinations in its markets. Peebles offers its customers consistent value by providing a broad assortment of moderately priced national brands supplemented with quality private label merchandise. Peebles' attractive stores and visual presentation, advertising and promotional programs further reinforce its image as the market's fashion leader.

      References to 1992, 1993, 1994, 1995 and 1996 relate to the fiscal years of the Company ending January 30, 1993, January 29, 1994, January 28, 1995, February 3, 1996 and February 1, 1997, respectively. Fiscal years 1992, 1993, 1994 and 1996 each include 52 weeks. Results of operations for 1995 consisted of fifty-three weeks, with 17 weeks included in the four-month period ended May 27, 1995 and 36 weeks in the eight month period ended February 3, 1996. References herein to 1995 relate to the 53-week period ended February 3, 1996.

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

     OPERATE SMALL STORES WITH LOWER COST STRUCTURE. Peebles, with its focus on small communities, operates stores that are significantly smaller than the traditional full-line department store. Peebles' stores average 30,000 square feet and vary in size from 10,000 to 65,000 square feet. The Company operates profitably despite its smaller stores and lower sales per square foot compared with other department store companies due to its high gross margins, emphasis on cost control and centralized operations.

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

     CENTRALIZE OPERATIONS, BUT TAILOR MERCHANDISE LOCALLY. Peebles believes that centralized decision-making, controls and support functions are critical to its cost-efficient operations and enable the Company's store personnel to maximize the time devoted to selling. In contrast, Peebles employs a decentralized approach in merchandising its individual stores. The merchandise mix is tailored to individual stores to cater to local tastes and preferences based on customer and sales associate feedback and sales trends. Buyers and store associates work together to optimize the use of Peebles' smaller selling space to meet customer demand and maximize sales.

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

     OPENING NEW STORES. The Company presently intends to open nine new stores in 1997 and eleven new stores in 1998. As of April 1, 1997 the Company has signed six leases for stores scheduled to open in 1997, representing approximately 158,000 in total square footage. The Company's new stores will be located in existing and contiguous markets where it can realize distribution efficiencies and where the Peebles concept and merchandise mix will correspond to local demographics. The Company explores a wider range of real estate options than retailers which rely only on new shopping center development, and actively considers space vacated by other retailers.

     REMODELING AND RELOCATING STORES. In addition to new store growth, the Company has an ongoing remodeling program, both upgrading existing stores and reallocating selling space to provide its customers a pleasant, fashion-oriented shopping environment for the merchandise mix for that market. The Company expects to relocate three stores in 1997 to the desired shopping destination in that market.

     ACQUISITIONS.  The  Company  is  continually   evaluating
     acquisitions  of  both individual stores  and  groups  of
     stores.   In  1996, the Company acquired  ten  stores  in
     Ohio, Pennsylvania, Tennessee and Alabama.

PEEBLES STORES

      Peebles stores are designed and managed to create an appealing shopping experience, foster customer convenience and maximize operating efficiency. The Company's stores range in size from 10,000 to 65,000 square feet and average 30,000 square feet, which is significantly smaller than the traditional full-line department store. The Company does not have a standard store format and instead adapts its stores to existing real estate opportunities. The Company's stores feature a bright, modern and accessible layout with an emphasis on the visual presentation of merchandise. The store layout is designed to draw the customer through the store, creating opportunities for cross-selling.

      The Company targets communities with between 10,000 and 25,000 households, although the Company operates profitably in markets with as few as 5,000 households. In addition, the Company enters larger markets and suburban areas with 25,000 to 40,000 households where the customer base and competitive factors exhibit characteristics similar to markets where the Company's operating strategy has proven successful. The Company prefers to locate its stores in strip shopping centers and enclosed malls where other anchors such as a leading grocery, discount and drug retailers will create a destination shopping location. Of the 77 stores currently in operation, 53 are located in strip shopping centers, 19 in enclosed malls and 5 in downtown locations.

MERCHANDISING

      The Company's merchandise, approximately 80% of which is apparel, is targeted to middle income customers shopping for their families and homes. The Company has fewer departments than a traditional full-line department store, but strives to carry a wide assortment of merchandise within its targeted categories in order to appeal to a broad range of customers. To position itself as the primary fashion retailer in the community with merchandise not found elsewhere in the market, the Company emphasizes moderately-priced national brands, supplemented by a limited selection of prestige brand names and a selection of quality private label merchandise. Peebles merchandise is fashion responsive rather than fashion forward, limiting the Company's inventory exposure. The
Company's stores carry apparel for the entire family, accessories, shoes, cosmetics, and decorative home accessories.

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

      In  1996,  a  majority of the merchandise  sold  by  the
Company  was  nationally  branded  merchandise.   Key   brands
featured by the Company include:

  Ladies                  Liz Claiborne,  Levi,
                          Etienne Aigner, Alfred Dunner, Oak Hill,
                          Koret, Monet, Hanes,  Goodman Knitting,
                          Playtex, Forecaster, Norton McNaughten,
                          Shadowline,  Pendleton,   Michael
                          Stevens,  Halmode Apparel, Michael Blake

  Men's                   Levi, Haggar, Bugle Boy,
                          Arrow, Van Heusen, Nike, Swank

  Young Men's and Juniors Levi,Bugle Boy, Currents Jeri-Jo, Byer of
                          California, Calvin Klein, Union Bay,
                          Lee, Polo, Bongo, Zeppelin, Fritzi of
                          California

  Children's              Buster Brown, Levi, Bugle
                          Boy, HealthTex, Oshkosh B'Gosh, William
                          Carter

  Shoes                   Reebok, Nike, Brown Shoe,
                          Keds, Fila, Nunn Bush, Nine West

  Home                    Springs, Pacific Home,
                          Fieldcrest, World Bazaars, Mikasa,

  Cosmetics               Estee Lauder, Elizabeth
                          Arden, Fashion Fair, Calvin Klein, Liz
                          Claiborne, Giorgio Beverly Hills,
                          Jessica McClintock, Aramis

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

      In order to efficiently utilize its smaller selling space, Peebles tailors the merchandise selection at individual stores. The Company utilizes its knowledge of its markets and customers developed over 105 years along with input from the store managers and sales associates to allocate merchandise to the stores. The Company also maintains an inventory tracking system which provides daily information as to sales and inventory levels by store, department, vendor, class, style, size and color. Based on this information, the Company analyzes market trends, identifies fast or slow moving merchandise and makes reordering and pricing decisions on a daily basis.

      Peebles emphasizes value pricing and is less promotional than the traditional department store. It is the Company's pricing strategy to use lower initial mark-ons and promote less, thereby maintaining a high level of credibility with its customers. Peebles' commitment to providing value to its customers is integral to creating repeat customers, a critical ingredient for success in smaller markets. Peebles is committed to offering "Great Prices, Everyday". With this program, Peebles prices merchandise as low as possible in order to enhance sales. Products in this program are marketed through special point of sale displays and are featured in the Company's advertising.

ADVERTISING AND PROMOTION

      The Company's advertising and promotion strategy is designed to support its marketing goals of providing quality merchandise at value-oriented prices and reinforces the Company's image as the leading fashion retailer in its markets. Peebles utilizes a direct mail program, which in part employs information obtained from its charge card program to target mailings to its charge card holders. The Company emphasizes newspaper advertising and mailers rather than television and radio, due to the size and nature of the markets served. Peebles uses both black and white advertisements and full color mailers to highlight promotional items and events as well as products in its "Great Fashion, Great Pricing" program.

      In addition, the Company's advertising and promotional staff organizes special events at the stores and arranges for all Grand Opening and Grand Reopening events. In 1996, the Company continued as an associate sponsor of a racing team in the NASCAR Busch Grand National stock car racing series, which the Company believes will increase its exposure in both existing and potential markets.

     The Company's net advertising expenses in 1994, 1995 and 1996 were 2.5% and 2.6% and 2.5% of net sales, respectively, which the Company believes is lower than traditional department stores due to emphasis on an everyday fair price policy and a less promotional strategy.

PURCHASING AND DISTRIBUTION

      The Company employs 25 buyers and six merchandise managers who are responsible for most merchandising decisions including purchasing, pricing, sales promotions, inventory allocations and markdowns. While these decisions are made centrally, the Company endeavors to refine its merchandise assortment to appeal to the customers in each market. Peebles' buying staff has developed specific knowledge with regard to purchasing, inventory and promotions for the Company's smaller sized stores. The merchandising group participates in an incentive plan based on sales, gross margin dollars generated and inventory turnover.

      The Company places special emphasis on maintaining all merchandise in stock, particularly advertised and basic merchandise, to build and maintain credibility with its customers. By monitoring unit sale information by store, buyers are able to quickly determine the styles, colors and sizes of merchandise to be reordered and distributed to individual stores.

      The Company purchases its merchandise from approximately 1,200 suppliers and is not dependent on any single source of supply. The Company is a member of Frederick Atkins, Inc., an international cooperative buying service. This cooperative offers members merchandise purchasing opportunities, which the Company has taken advantage of particularly in connection with its imported private label merchandise. During 1994, 1995 and 1996, Frederick Atkins, Inc. was the Company's largest supplier, accounting for retail purchases totaling approximately 17.7%, 17.3% and 14.7%, respectively. The Company believes it has a good relationship with Frederick
Atkins, Inc. and is not aware of a situation in which Frederick Atkins, Inc. would not continue to supply the Company. In the event such a situation arose, the Company believes that it could avoid significant disruptions in its purchasing process or significant changes to its merchandise mix through the use of other resources.

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

      The Company's distribution center is located on 31 acres in South Hill, Virginia, adjacent to the Company's headquarters and close to major interstates. In 1992, the Company renovated and expanded the distribution center from
85,000 square feet to 117,000 square feet and further automated its distribution process, including an extensive network of conveyors and recycling equipment. In 1996, the
Company  added  an  additional  30,000  square  feet  to   the
distribution center. This expansion allows for the distribution center to service approximately 110 stores. The distribution center currently operates one eight hour shift daily.

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

PEEBLES CHARGE CHARD

       In  1994,  1995  and  1996,  40.4%,  38.8%  and  37.2%,
respectively, of net sales were made using the Company's proprietary credit card. As of February 1, 1997, the Company had approximately 632,662 credit card accounts, of which 184,009 were billed accounts.

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

      Peebles administers all aspects of its credit card program. Decisions with respect to the opening of new accounts, extensions of "instant credit," adjustments to bills and responses to customer inquiries are made by Company-trained associates located at Peebles' headquarters. Management believes this in-house credit program provides the Company with an important customer relations advantage over competing retailers which administer their credit programs from remote processing locations or contract for such services from unrelated third parties.

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

      The following table presents a summary of information relating to the Company's charge card sales and receivables
(in thousands):

                                                  Period-End Allowance
                  Net Bad Debt Expenses            For Doubtful Accounts
                 ----------------------------    -----------------------------
                Charge             % of      Period-End Total               % of Total
     Years      Sales    Amount    Sales    Customer Receivables   Amount   Receivables
     -----     -------   ------    -----     ----------------      ------   ----------

     1994....  $67,651   $  640     1.0          $29,742          $   930        3.1
     1995....   68,216      766     1.1           29,494              960        3.3
     1996....   72,086    1,192     1.7           33,286            1,224        3.7



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

EMPLOYEES

      At February 1, 1997, the Company had 1,165 full-time employees and 1,520 part-time employees. None of the Company's employees is covered by a collective bargaining agreement. The Company considers its employee relations to be good.

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

ITEM 2.  PROPERTIES

      All but one of the Company's stores are leased, and most of the leases contain renewal options. The stores range in size from 10,000 square feet to 65,000 square feet, and average 30,000 square feet. The following table indicates the location of the Company's stores in operation as of April 1, 1997:

ALABAMA
   Alexander City
   Albertville
   Talladega
DELAAWARE
   Rehoboth Beach
   Seaford
KENTUCKY
   Hopkinsville
   Madisonville
MARYLAND
   Bowie
   Chestertown
   Easton
   Eldersburg
   Elkton
   Lexington Park
   Prince Frederick
   Salisbury
   Waldorf
NEW JERSEY
   Rio Grande
NEW YORK
   Geneva
   Auburn
   Rochester
NORTH CAROLINA
   Aberdeen
   Charlotte
   Eden
   Edenton
   Jacksonville
   Monroe
   Marion
   Roxboro
   Statesville
OHIO
   Alliance
   Chardon
   Madison
   Medina
PENNSYLVANIA
   Erie
   Gettysburg
   Meadeville
SOUTH CAROLINA
   Conway
   Florence
   Georgetown
   Myrtle Beach
TENNESSEE
   Columbia
   Cookeville
   Dyersburg
   Hermitage
   Humbolt
   Lawrenceburg
   Murfreesboro
   Winchester
VIRGINIA
   Ashland
   Appomattox
   Blackstone
   Christiansburg
   Colonial Heights
   Covington
   Emporia
   Front Royal
   Hayes
   Hampton
   Hopewell
   Lawrenceville
   Leesburg
   Lexington
   Luray
   Manassas
   Norfolk
   Onley
   Richmond
   Rocky Mount
   Smithfield
   South Hill
   Stafford
   Warrenton
   Waynesboro
   Williamsburg
   Woodbridge
   Woodstock
   Wytheville


     The Company owns the real estate upon which its Lawrenceville, Virginia store is located.

      Store leases provide for a base rent of between $1.00 and $6.00 per square foot per year. Most leases also have formulas requiring the payment of additional rent based on a percentage of net sales above specified levels. In 1994, 1995 and 1996, the Company's aggregate rental payments on operating leases were approximately $6.4 million, $7.2 million and $8.2 million, respectively.

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






               (This space intentionally left blank)

ITEM 6.     SELECTED FINANCIAL DATA.

The following selected historical financial data for Peebles for the five fiscal years ended February 1, 1997 are derived from the Company's audited financial statements. Effective May 20, 1996, Peebles Inc. acquired Carlisle Retailers, Inc. ("CRI Merger"). With the consummation of the CRI Merger, Carlisle Retailers, Inc. became a wholly owned subsidiary of Peebles Inc. As such, the financial data for 1996 reflects the incremental sales and expenses related to this acquisition. Effective May 27, 1995, PHC Retail Holding Company ("PHC Retail") acquired the entire equity interest of Peebles Inc. (the "1995
Acquisition"). The 1995 Acquisition was accounted for as a purchase; and accordingly, a new basis of accounting was begun. As a result, the financial data for the eight-month period subsequent to the 1995 Acquisition is not comparable to the financial data for the prior periods. The Company was recapitalized effective January 31, 1992. The data should be read in conjunction with the financial statements, related notes and other financial information included herein.

         (Dollars in thousands except per share and selected other data)

                                             Fiscal Years Ended
                                 January 30,    January 29,        January 28,
                                    1993            1994              1995
                              ---------------  ----------------- -------------
                                    ---        -----
 Income Statement Data:
      Net sales                   $140,943         $151,772         $167,662
      Cost of sales                 84,033           91,134           98,066
                                  --------         --------         --------
      Gross  margin                 56,910           60,638           69,596
      Selling, general and
        administrative expenses     37,717           40,320           45,205
      Depreciation and
        amortization                 5,557            6,029            6,729
      Stock option settlement         ---              ---              ---
      Asset revaluation               ---              ---              ---
                                  --------          -------         --------
      Operating income (loss)       13,636           14,289           17,662
      Other income (expenses)         (145)              (1)             131
      Interest expense               4,981            4,248            4,569
                                  --------          -------         --------
      Income (loss) before
        Income taxes (benefit)
        and Extraordinary item       8,510           10,040           13,224
      Income taxes (benefit)         3,952            4,513            5,747
                                  --------          -------         --------
      Income (loss) before
        Extraordinary item           4,558            5,527            7,477
      Extraordinary item                 -                -                -
                                  --------          -------         --------
      Net income (loss)            $ 4,558          $ 5,527          $ 7,477

     Net income (loss) per share   $  1.56          $  1.88          $  2.54

      Average common stock and
        Common stock equivalents
        outstanding              2,918,352        2,932,905        2,940,281

     Selected Other Data:
      Net sales per store
         (000's) (1)               $ 2,744          $ 2,962          $ 3,189
      Selling sq. ft. per
         store (1)                  25,000           26,000           26,000
      Net sales per selling
         sq. ft. (2)                  $111             $116             $117
      Comparable store net
     sales increase (decrease) (1)    (2.0%)            4.3%             4.6%

      Number of stores
       (end of period)                  49               54               58
      Total selling sq. ft.
        (end of period)          1,276,000        1,385,000        1,510,000
      Capital expenditures(000's)   $6,137           $7,372           $8,454

     Balance Sheet Data:           January 30,      January 29,        January 28,
                                      1993             1994              1995
                                  -----------      -------------    ---------------

     Working capital               $ 41,226          $ 44,348         $ 49,872
     Net property and equipment      20,823            24,903           28,951
     Total assets                   137,543           143,727          148,954
     Total debt (3)                  44,662            46,207           41,955
     Stockholders' equity (4)        68,537            74,530           82,234


                                   Four Month Period     Eight Month Period     Fiscal Year Ended
                                         Ended                 Ended
                                     May 27, 1995         February 3, 1996       February 1, 1997
                                                             (Post 1995
                                                            Acquisition)
                                 --------------------  ---------------------  ---------------------
Income Statement Data:
 Net sales                              $49,163              $126,501               $194,206
 Cost of sales                           29,935                72,994                116,236
                                       --------              --------               --------
 Gross margin                            19,228                53,507                 77,970
 Selling, general and
   administrative  expenses              14,639                33,275                 54,667
 Depreciation and amortization            2,349                 4,339                  7,574
 Stock option settlement                  3,089                   ---                    ---
 Asset revaluation                          ---                   ---                 20,782
                                       --------              --------               --------
 Operating income (loss)                   (849)               15,893                 (5,053)
 Other income (expenses)                     77                   (52)                   687
 Interest expense                         1,414                 6,565                  8,806
                                       --------              --------               --------
 Income (loss) before
   income taxes (benefit) and
   Extraordinary item                    (2,186)                9,276                (13,172)
 Income taxes (benefit)                    (874)                4,246                  1,743
                                       --------              --------               --------
 Income (loss) before
   extraordinary item                    (1,312)                5,030                (14,915)

 Extraordinary item                        (216)                  ---                    ---
                                       --------              --------               --------
 Net income (loss)                      $(1,528)               $5,030               $(14,915)
Net income (loss) per share             $  (.52)               $5,030               $(14,915)
 Average common stock and
   common stock equivalents
   outstanding                        2,942,600                 1,000                  1,000

                                            Twelve Month Data
Selected Other Data:                      ----------------------
 Net sales per store (000's) (1)                 $ 3,032                              $ 2,921
 Selling sq. ft. per store  (1)                   26,300                               26,000
 Net sales per selling sq.                          $112                                 $108
 Comparable store net sales
   increase (decrease) (1)                          (1.0%)(5)                           (1.3%)(6)
 Number of stores
  (end of period)                                     65                                   77
 Total selling sq. ft.
   (end of period)                             1,649,000                            1,893,000
 Capital expenditures (000's)                     $8,094                               $8,783

Balance Sheet Data:                January 28, 1995       February 3, 1996      February 1, 1997
                                  ------------------     ------------------    ------------------
                                                             (Post 1995
                                                            Acquisition)
 Working capital                      $  49,872               $ 48,395               $ 58,213
 Net property and equipment              28,951                 33,308                 33,460
 Total assets                           148,954                165,553                163,568
 Total debt (3)                          41,955                 76,778                 90,962
 Stockholders' equity (4)                82,234                 64,338                 49,423


Selected Financial Data Footnote Legend
1)   Only reflects data for comparable stores.  Comparable stores for the current year are those stores which were open for the entire period in the immediately preceding year.
2)   Net sales per selling square feet per store is based on stores open one full year.
3)   Includes the long-term portion of the capital lease obligations and the current portion of long-term debt.
4)   Retained earnings, included in stockholders' equity has been adjusted to zero on February 1, 1992 and May 27, 1995.  On February 1, 1992, an accumulated deficit of $10,477 was eliminated in a quasi-reorganization resulting from the recapitalization of the Company.  On May 27, 1995, accumulated earnings of
     $16,022 were eliminated in purchase accounting.
5)   Comparable store net sales decreased 1% comparing the 53-week period ended
     February 3, 1996 versus the 52-week period ended January 28, 1995.  Comparing the 53-week period ended February 3, 1996 to the corresponding 53-week period ended February 4, 1995, comparable store net sales decreased 2%.
6)   Comparable store net sales decreased 1.3% comparing the 52-week period ended February 1, 1997 versus the 53-week period ended February 3, 1996.
     Comparable store  net sales remained the same comparing the 52-week period ended
     February 1, 1997 versus the 52 week period ended February 3, 1996.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

       The   discussion   and  analysis  included  under   the   caption
"Management's Discussion and Analysis of Financial Condition and Results of Operations" appears on Page F-21 of this annual report on Form 10-K.



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

                               None.






               (This space intentionally left blank)

                             PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     The Company's executive officers and directors, their ages, positions and years with the Company are as follows:

                                                                Years
        Name               Age        Position             with the Company
       ------              ---        ---------            ----------------
Michael F. Moorman         54   Chairman of the Board,            33
                                President and Chief Executive
                                Officer
Ronnie W. Palmore          48   Senior Vice President,            24
                                Merchandising and Assistant
                                Secretary
Russell A. Lundy, Sr.      61   Senior Vice President, Stores     43
E. Randolph Lail           41   Senior Vice President,             9
                                Finance, Chief Financial
                                Officer, Secretary and
                                Treasurer
Marvin H. Thomas, Jr.      41   Senior Vice President,            18
                                Operations
William C. DeRusha         47   Director                           5
Malcolm S. McDonald        58   Director                           5
Wellford L. Sanders, Jr.   51   Director                           4

Thomas R. Wall, IV         38   Director                           2
Frank T. Nickell           49   Director                           2

      Michael F. Moorman has been Chairman of the Board, Chief
Executive  Officer, President and a Director  of   PHC  Retail
since  June  9, 1995 .  Mr. Moorman has also been Chairman  of the  Board and a since September 1989, Chief Executive Officer of  the  Company since May 1989 and President of  the  Company since  June 1988. Prior thereto, Mr. Moorman served  as  Chief
Financial  Officer  and Treasurer of the Company  from  August
1989  to  June 1992 and Secretary of the Company  from  August
1989  to  June  1990.  Mr. Moorman has been  employed  by  the
Company in various positions since 1964.  Mr. Moorman has been a Director of the Company since 1977.

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

      William C. DeRusha has been a Director of PHC Retail since June 9, 1995 and of the Company since March 1992. Mr.
DeRusha is Chairman of the Board and Chief Executive Officer of Heilig-Meyers Company. Mr. DeRusha is a director of Heilig-
Meyers Company and Signet Banking Corporation.

      Malcolm  S. McDonald has been a Director of  PHC  Retail
since  June 9, 1995 and of the Company since April  1992.  Mr.
McDonald is Chairman of the Board and Chief Executive  Officer
of  Signet Banking Corporation.  From May 25, 1996 to December
17,  1996,  Mr.  McDonald was President  and  Chief  Executive
Officer of Signet Banking Corporation.  Prior to May 25,  1996
he was President and Chief Operating Officer of Signet Banking
Corporation.  Mr.  McDonald is a director  of  Signet  Banking
Corporation and American Trading and Production Corporation.

      Wellford  L.  Sanders, Jr. has been a  Director  of  PHC
Retail  since  June 9, 1995 and of the Company since  February
1992. Mr. Sanders is a partner in the law firm of McGuire, Woods, Battle & Boothe, L.L.P. Mr. Sanders is a director of
Catherines Stores Corporation.

      Thomas R. Wall, IV has been a Director of PHC Retail and the Company since June 9, 1995. Mr. Wall has been Managing
Director of Kelso since 1990 and prior thereto General Partner of Kelso since 1989. Mr. Wall is also a director of AMF
Holdings  Inc.,  CCA Holdings Corp., CCT Holdings  Corp.,  IXL
Holdings,  Inc., Mitchell Supreme Fuel Company,  Mosler  Inc.,
TransDigm, Inc. and Tyler Refrigeration Corporation.

      Frank  T. Nickell has been a Director of PHC Retail  and
the  Company  since  June  9,  1995.   Mr.  Nickell  has  been
President and a director of Kelso since March 1989. He is also a director of CCA Holdings Corp., CCT Holdings Corp., The Bear and  Stearns  Companies Inc., Earle M. Jorgensen  Company  and
Tyler Refrigeration Corporation.

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



ITEM 11.   EXECUTIVE COMPENSATION


      The following tables set forth a summary of compensation paid by  the
Company   to   its  five  highest  paid  executive  officers  (the   "Named
Executives") during 1994, 1995 and 1996.


                           Summary Compensation Table

                          Annual Compensation              Long-Term Compensation
                       -------------------------        ---------------------------
                                                          Awards              Payout
                                                        -----------          ---------

                                                        Other Annual      Number of         Long-term
          Name and                  Salary    Bonus     Compensation    Options/Warrants    Incentive
     Principal Position      Year   ($)(1)    ($)(2)      ($)(4)(5)        Granted (3)     Plan Payouts
     -------------------     ----   ------   -------     -----------     ----------------  ------------
     Michael F. Moorman
     Chairman of the Board   1996  $268,011   $   --      $       -              --              --
     President and Chief     1995   261,050   17,800      1,133,400              --              --
     Executive Officer       1994   248,246  189,235             --          75,000              --

     Ronnie W. Palmore
     Senior Vice President,  1996   150,838    8,050             --              --              --
     Merchandising and       1995   144,087   15,872        329,062              --              --
     Assistant Secretary     1994   136,767   68,211             --          20,250              --

     Russell A. Lundy, Sr.   1996   121,013   11,758             --              --              --
     Senior Vice President,  1995   115,538    8,297        224,062              --              --
     Stores                  1994   109,996   49,534             --          14,250              --

     E. Randolph Lail
     Senior Vice President   1996   122,254    9,375          1,268              --              --
     Finance, CFO            1995   108,721    6,653        180,681              --              --
     Secretary and Treasurer 1994    88,544   43,961          1,998          14,250              --

     Marvin H. Thomas, Jr.   1996    95,425    6,382          1,030              --              --
     Senior Vice President   1995    90,806   10,412        159,370              --              --
     Operations              1994    81,894   28,958          1,900          10,856              --
                                 _______________________________________


(1) Salary amounts for 1994, 1995 and 1996 include tax-deferred contributions of compensation to the Company's 401(K) Profit Sharing Plan (the "401-K Plan"), adopted in October 1993. Salary compensation contributed to the 401-K Plan during 1994, 1995 and 1996 for each of the Named Executives is Mr. Moorman $2,185 , $2,333 and $5,520; Mr. Palmore $2,129, $1,366 and
     $3,098 ; Mr. Lundy $1,958, $458 and $0 ; Mr. Lail $1,621, $2,168 and $2,420
     , and Mr. Thomas $1,425, $1,798 and $1,879.
(2) Bonus amounts for each of the Named Executives include the accrued bonus paid under the Company's annual incentive plans in 1994, 1995 and 1996. The 1994, 1995 and 1996 bonus amounts include tax-deferred contributions of compensation to the 401-K Plan for each of the Named Executives as Mr. Moorman, $6,809, $3,897 and $356 , Mr. Palmore, $2,639, $1,364 and $317,
     Mr.  Lundy, $1,806 $1,075 and $0 , Mr. Lail $1,033, $879 and $133, and  Mr.
     Thomas $971, $519 and $208.
(3) In 1994, the stock options were granted to certain members of senior management under the 1993 Plan.
(4) The amounts shown in 1994 reflect the current value of the benefit to Mr. Lail and Mr. Thomas, respectively of the portion of the premium paid by the Company with respect to a split dollar insurance arrangements (see "Employment Agreements"). In 1995 and 1996, amounts of $1,618 and $1,268 are included for Mr. Lail and $1,520 and $1,030 are included and Mr.
     Thomas, respectively. The benefit was determined for each year by calculating the time value of money (including the applicable long term federal funds rate) of the premium paid by the Company in 1994 and 1995 ($11,210 for Mr. Lail and $9,650 for Mr. Thomas per year) and in 1996
     ($18,729 for Mr. Lail and $15,221 for Mr. Thomas) for the appropriate period.
(5) In connection with the 1995 Acquisition, the stock options outstanding under the 1995 Stock Option Plan vested. The 1995 Acquisition mandated that all options be settled for cash only, either for i) the difference between the $30 per share price paid by PHC Retail for the common stock of Peebles Inc. and the $23.75 exercise price, or ii) as specified by certain change of control agreements. The amounts included in 1995 are $1,133,400, $329,062, $224,062, $179,063 and $157,850 for Mr. Moorman, Mr. Palmore, Mr.
     Lundy, Mr. Lail and Mr. Thomas, respectively. These amounts include tax-deferred contributions of compensation to the 401-K Plan of $3,136, $6,581, $3,581 and $3,157 for Mr. Moorman, Mr. Palmore, Mr. Lail and Mr. Thomas, respectively.

 OPTION GRANT TABLE. There were no options granted by the Company to the Named Executives during 1996.



OPTION   EXERCISE  TABLE.   The  following  table  sets  forth  information
concerning the exercise of stock options during 1996 by each of the Named Executives and the year end value of unexercised options.

                            Options Exercised in 1996
                                                           Individual Grants
                                                      --------------------------
                                                        Number of Unexercised
                                    Shares       Value    Options at Year end   Value of Unexcercised In-the-
                                  acquired on   Realized      Exercisable/       Money Options at Year end
   Name and Principal Position   on Exercise(1)   ($)       Unexercisable (2)   Exercisable/Unexercisable ($)
   ---------------------------   -------------  -------  --------------------   -----------------------------
   Michael F. Moorman                    0         $0              0                      $0
   Chairman of the Board,President
   and Chief Executive Officer

   Ronnie W. Palmore                     0          0              0                       0
   Senior Vice President,Merchandising,
   Assistant Secretary

   Russell A. Lundy, Sr.                 0          0              0                       0
   Senior Vice President,Stores

   E. Randolph Lail                      0          0              0                       0
   Senior Vice President,Finance
   Chief Financial Officer,
   Secretary and Treasurer

   Marvin H. Thomas, Jr.                 0          0              0                       0
   Senior Vice President,Operations

_______________________________________

(1)  There were no stock options exercised by the Named Executives in 1996.
(2)  There were no unexercised options at year end.

      As of the fiscal year ended February 1, 1997 there were no projected long-term incentive payouts.

PENSION PLAN

      Peebles maintains a qualified defined benefit pension plan that covers all employees of Peebles who (i) complete 1,000 hours of service during a one-year period with Peebles and (ii) attain age 21 (a "Participant"). The Company contributes to the plan equal to the contribution, determined on an actuarial basis, to satisfy minimum funding standards under ERISA.

     Retirement benefits are based on a Participant's years of benefit service and the earnings during the five consecutive calendar years which produce the highest average. Earnings are limited to $160,000 in any one year and years of benefit service are limited to 30. A Participant is fully vested after completing five years of benefit service.

      Benefits are payable to vested Participants at normal retirement (age 65), early retirement (age 55), upon a vested
Participant's permanent and total disability, or upon a vested
Participant's termination of employment.

      The following table shows estimated annual retirement benefits payable to Participants under the pension plan upon normal retirement at age 65 under various assumptions as to final average annual earnings, date of retirement and years of continuous service without regard to the current earning limit of $160,000.



      Final                        Years of Service
     Average                  ------------------------
      Salary          15        20        25         30         35
    ---------        ----      ----      -----      -----     ------

     $ 75,000      $11,993   $15,990    $19,988    $23,985   $ 23,985
      100,000       16,868    22,490     28,113     33,735     33,735
      125,000       21,743    28,990     36,238     43,485     43,485
      150,000       26,618    35,490     44,363     53,235     53,235
      175,000       31,493    41,990     52,488     62,985     62,985
      200,000       36,368    48,490     60,613     72,735     72,735
      225,000       41,243    54,990     68,738     82,485     82,485
      250,000       46,118    61,490     76,863     92,235     92,235
      300,000       55,868    74,490     93,113    111,735    111,735
      350,000       65,618    87,490    109,363    131,235    131,235
      400,000       75,368   100,490    125,613    150,735    150,735
      450,000       85,118   113,490    141,863    170,235    170,235

     As of February 1, 1997, the credited years of service for Mr. Moorman, Mr. Palmore, Mr. Lundy, Sr., Mr. Thomas, Jr. and
Mr. Lail were 33, 24, 43, 18 and 9, respectively.

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

      In addition, Peebles also maintains a supplemental executive retirement plan (the "SERP") for certain designated executives. As of February 1, 1997, Mr. Moorman, and Mr. Palmore, were participants in this plan. Retirement benefits payable under the SERP are based on 60% of the participant's earnings (without regard to the current earnings limit of $160,000) during the five consecutive calendar years which produce the highest average, reduced by the sum of the participant's qualified defined benefit pension benefit (computed with regard to the applicable earnings limit) and the participant's social security benefits.

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

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

     The Company has a Compensation Committee of the Board of Directors. For 1996, the Board of Directors established compensation for the Company's officers for such year. Michael F. Moorman, the sole officer or employee of the Company who is also a member of the Board of Directors, made recommendations to the Board of Directors concerning executive compensation but did not otherwise participate in or vote upon the executive compensation decisions made by the Board of Directors for such year. Mr. Moorman is not a member of the Compensation Committee

CERTAIN RELATIONSHIPS

      Wellford L. Sanders, Jr., a member of the Board of Directors of the Company, is a partner in the law firm of McGuire, Woods, Battle & Boothe, L.L.P., which rendered legal services to the Company during 1996.

      Frank T. Nickell and Thomas R. Wall, IV, members of  the
Board of Directors of the Company, are affiliated with Kelso, which rendered management services to the Company during 1996.

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

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

      All of the outstanding common stock of the Company is owned by PHC Retail. The following table sets forth certain information regarding the beneficial ownership of Common Stock of PHC Retail, as of April 1, 1997, by (a) each person known by the Company to be the beneficial owner of more than 5% of the outstanding shares of Common Stock, (b) each of the Company's directors and Named Executives who owns shares of Common Stock and (c) all directors and Named Executives of the Company as a group. Unless otherwise noted in the footnotes to the table, the persons named in the table have sole voting and investing power with respect to all shares of Common Stock indicated as being beneficially owned by them.

CAPITAL STOCK OF PHC RETAIL

                                            Shares of             Shares of
                                             Voting               Nonvoting
                                             Common     Percent    Common    Percent
     Name of Beneficial Owner (1)             Stock     of Class    Stock    of Class
   -------------------------------          ---------   --------  ---------  --------
Kelso Investment Associates V,L.P. (2),(3)   1,803,693    92.39          0       0
Kelso Equity Partners V,L.P. (2),(3)            52,973     2.71          0       0
Michael F. Moorman (6)                          40,833     2.07          0       0
Ronnie W. Palmore (6)                           11,301        *          0       0
Russell A. Lundy, Sr. (6)                        7,792        *          0       0
E. Randolph Lail (6)                             4,800        *          0       0
Marvin H. Thomas, Jr. (6)                        4,100        *          0       0
William C. DeRusha                                   0        0      2,000    8.17
Malcolm S. McDonald                                  0        0      2,000    8.17
Wellford L. Sanders, Jr.                             0        0      2,500   10.22
Joseph S. Schuchert (2),(3)                  1,856,666    95.11          0       0
Frank T. Nickell   (2),(3)                   1,873,514(4) 95.97          0       0
George E. Matelich (2),(3)                   1,856,666    95.11          0       0
Thomas R. Wall, IV (2),(3)                   1,873,194    95.95          0       0
Michael B. Goldberg (2),(3)                  1,856,666    95.11          0       0
All Directors and Named Executives
  as a group (10 persons) (6)                1,942,340    98.70      6,500   26.56

* Less than 1 Percent
____________________

(1)  The  information  as  to  beneficial  ownership  is  based   on
     statements  furnished to the Company by the beneficial  owners.
     As used in this table, "beneficial ownership" means the sole or shared power to vote, or direct the voting of a security, or the sole or shared investment power with respect to a security (i.e., the power to dispose of , or direct the disposition of).
     A person is deemed as of any date to have "beneficial ownership" of any security that such person has the right to
     acquire  within  60  days after such  date.   For  purposes  of
     computing the percentage of outstanding shares held by each person named above, any security that such person has the right to  acquire within 60 days of the date of calculation is deemed to be outstanding but is not deemed to be outstanding for purposes of computing the percentage of any other person.
(2) The business address for such person(s) is C/O Kelso & Company, 320 Park Avenue, 24th Floor, New York, New York 10022.
(3) Messrs. Schuchert, Nickell, Matelich, Wall and Goldberg may be deemed to share beneficial ownership of shares of PHC Common Stock owned of record by Kelso Investment Associates V, L.P. ("KIA V") and Kelso Equity Partners V, L.P. ("KEP V"), by virtue of their
     status  as  general  partners of such  partnerships.   Messrs.
     Schuchert, Nickell, Matelich, Wall and Goldburg share investment and voting power with respect to securities owned by other Kelso
     affiliates.   Messrs. Schuchert, Nickell, Matelich,  Wall  and
     Goldberg disclaim beneficial ownership of the shares of PHC Common Stock owned of record by KIA V and KEP V and the securities owned by other Kelso affiliates.
(4) Includes 1,848 shares of PHC Common Stock held by trusts of which Mr. Nickell is trustee, as to which shares Mr. Nickell disclaims beneficial ownership.
(5) Includes 15,334 shares of PHC Common Stock held by trusts of which Mr. Wall is trustee, as to which shares Mr. Wall disclaims beneficial ownership.
(6) Includes unexcercised vested stock options for the purchase of PHC Common Stock in the amount of 5,833, 1,833, 1,292, 1,500, and 959 for Messrs. Moorman, Palmore, Lundy, Lail, and Thomas, respectively.

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

               2.   Financial statement schedules.

               Schedule II  Valuation and Qualifying
          Accounts appears in Note I on page F-19 of this annual report on Form 10-K.

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

          (b)  Reports on Form 8-K.

                                      NONE

          (c)  Exhibits.

     2.1***    Form of Agreement and Plan of Merger dated April
               3, 1995 among PHC Retail Holding Company, Peebles
               Acquisition Corp. and Peebles Inc., exclusive of exhibits
               and schedules.  The Registrant hereby undertakes to
               furnish to the Commission supplementally upon request a
               copy of any omitted exhibit or schedule.
     3.1+      Form of Amended and Restated Articles of
               Incorporation of Peebles Inc.
     3.2+      Form of Amended and Restated Bylaws of Peebles
               Inc.
     3.3***    Amendment to Amended and Restated Articles of
               Incorporation dated May 3, 1993
     3.4*+     Amendment to Amended and Restated Bylaws of
               Peebles Inc.dated June 9, 1995.
     3.5*+     Amendment to Amended and Restated
               Articles of Incorporation dated June 9, 1995
     4.2*      Form of Warrant Agreement between PBL
               Acquisition Corp. and the Warrant Agent
     4.3*      Form of Warrant Certificate (included in the
               Warrant Agreement filed as Exhibit 4.2 hereto).
     10.1*+    Credit Agreement dated June 9, 1995, by
               and among Peebles Inc. And NatWest Bank, N.A. as
               Agent (the "Agent"), and the financial institutions
               named therein. (the "Credit Agreement")
     10.20*+   Form of A Term Note.
     10.21*+   Form of B Term Note.
     10.22*+   Form of Bridge Note.
     10.23*+   Form of Revolving Note.
     10.24*+   Form of Swingline Note.
     10.3*+    Security Agreement made June 9, 1995 by
               and between Peebles Inc. and the Agent.
     10.4*+    Trademark Security Agreement made June 9,
               1995 by and between Peebles Inc. and the Agent.
     10.5*+    Guaranty Agreement made June 9, 1995 by
               and between PHC Retail Holding Company and the
               Agent.
     10.6*+    Pledge Agreement made June 9, 1995 by and
               between PHC Retail Holding Company and the Agent.
     10.61*+   Equity Contribution Agreement made June 9,
               1995 by and between Kelso & Company and the Agent.
     10.62*+   Deed of Trust made June 9, 1995 by and
               between Peebles Inc., the Trustee party thereto and
               the Agent.
     10.63*+   First Amendment of the Credit Agreement
               dated September 15, 1995.
     10.64*+   Second Amendment and Limited Consent to
               the Credit Agreement dated March   8, 1996.
     10.8***   Standard Service Agreement, as amended, dated
               January 17, 1995 between Frederick Atkins, Incorporated
               and Peebles Inc.
     10.11*+   Form of Indemnification, Guarantee and
               Contribution Agreement dated as of August 23, 1995  PHC
               Retail Holding Company, Peebles Inc. and each of the
               directors and officers of Peebles Inc.
     10.16***  Form of Employment Agreement, dated March 30,
               1995 entered into by Peebles Inc.and fourteen executives
               of Peebles Inc.
     21        Subsidiaries of the Registrant.
     27        Financial Data Schedule

     ____________________________


     *         Incorporated by reference from the
               Registration Statement of PBL and Peebles on Form S-1 (Registration No. 33-27126), which was declared effective by the Commission on July 14, 1989.

     **        Incorporated by reference from the Form 10-
               K of PBL and the Company for the fiscal year ended
               February 2, 1991.

     + Incorporated by reference from the Form 10-K of the Company for the fiscal year ended February 1, 1992.

     ++        Incorporated by reference from the Form 10-
               K of the Company for the fiscal year ended January
               30, 1993.

     +++ Incorporated by reference from the Form 10-K of the Company for the fiscal year ended January 29, 1994.

     ***       Incorporated by reference from the Form 10-
               K of the Company for the fiscal year ended January
               28, 1995.

     *+        Incorporated by reference from the Form 10-
               K of the Company for the fiscal year ended February
               1, 1996.

          (d)  Financial Statement Schedules

              Schedule II  Valuation and Qualifying
          Accounts appears in Note I on page F-19 of this annual report on Form 10-K.

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

          PEEBLES INC.
----------------------------------
          (Registrant)

     By    /s/  Michael F. Moorman          Date:     May 1, 1997
          --------------------------
          Michael F. Moorman, President
          and Chief Executive Officer
          (Principal Executive Officer)


     By   /s/  E. Randolph Lail              Date:     May 1, 1997
          -------------------------
          E. Randolph Lail, Senior Vice President
          Finance, CFO, (Principal Financial
          and Accounting Officer)

          Pursuant to the requirements of the Securities Exchange
     Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

     By  /s/ Wellford L. Sanders, Jr.         Date:     May 1, 1997
         -------------------------------
         Wellford L. Sanders, Jr., Director

     By  /s/ William C. DeRusha               Date:     May 1, 1997
         -------------------------------
         William C. DeRusha, Director

     By  /s/ Malcolm S. McDonald              Date:     May 1, 1997
         -------------------------------
         Malcolm S. McDonald, Director

     By  /s/ Frank T. Nickell                 Date:     May 1, 1997
         -------------------------------
         Frank T. Nickell, Director

     By  /s/ Thomas R. Wall                   Date:     May 1, 1997
         -------------------------------
         Thomas R. Wall, IV, Director

             Audited Consolidated Financial Statements
                    PEEBLES INC. AND SUBSIDIARY
                         February  1, 1997



Report of Independent Auditors                           F-1

Consolidated Balance Sheet                               F-2

Statement of Consolidated Operations                     F-3

Statement of Consolidated Changes in Stockholders'       F-4
Equity

Statement of Consolidated Cash Flows                     F-5

Notes to Consolidated Financial Statements               F-6

Management's Discussion and Analysis of Financial        F-15
Condition and Results of Operations






Report of Ernst & Young LLP, Independent Auditors


Board of Directors
Peebles Inc.


We have audited the accompanying consolidated balance sheets of Peebles Inc. and subsidiary as of February 1, 1997 and February 3,
1996, and  the related   consolidated  statements  of  operations,
changes   in stockholders'  equity, and cash flows for the  fiscal
year ended February 1, 1997, for the eight-month period ended February 3, 1996 and the four-month period ended May 27, 1995, and for the fiscal year ended January 28, 1995. These financial statements reflect the new basis of accounting established by the
acquisition of   Peebles  Inc.  as  described  in  Note  A.   These
financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Peebles Inc. and subsidiary at February 1, 1997 and February 3, 1996, and the consolidated results of their operations and their cash flows for the fiscal year ended February 1, 1997, the eight-month period ended February 3, 1996 and the four-month period ended May 27, 1995, and for the fiscal year ended January 28, 1995, in conformity with generally accepted accounting principles.



               /s/  Ernst & Young


Richmond, Virginia
March 13, 1997

                           CONSOLIDATED BALANCE SHEET

PEEBLES INC. AND SUBSIDIARY
(dollars in thousands, except per share amounts)

                                           February 1, 1997    February 3, 1996
                                           ----------------    ----------------
     ASSETS
     CURRENT ASSETS
      Cash                                   $      228             $    193
      Accounts receivable, net                   32,062               28,534
      Merchandise inventories                    54,431               42,684
      Prepaid expenses                            1,036                  386
      Other                                          69                   62
                                             ----------           ----------
     TOTAL CURRENT ASSETS                        87,826               71,859

     PROPERTY AND EQUIPMENT
      Fixtures and equipment                     46,858               43,089
      Land and building                           7,818                7,785
      Leasehold improvements                      1,882                1,595
                                             ----------           ----------
                                                 56,558               52,469
      Accumulated depreciation and
        amortization                             23,098               19,161
                                             ----------           ----------
                                                 33,460               33,308

     OTHER ASSETS
      Excess of cost over net assets
         acquired, net                           36,069               51,129
      Deferred financing costs, net               2,808                3,659
      Beneficial leaseholds, net                  1,054                2,960
      Sundry                                      2,351                2,638
                                             ----------           ----------
                                                 42,282               60,386
                                             ----------           ----------
                                                      -                   --
                                             $  163,568           $  165,553
     LIABILITIES AND STOCKHOLDERS' EQUITY
     CURRENT LIABILITIES
      Accounts payable                       $   10,737           $    9,957
      Accrued compensation and other expenses     5,000                3,955
      Income taxes payable                          675                  855
      Deferred income taxes                       2,934                2,788
      Current maturities of long-term debt        9,665                5,377
      Other                                         602                  532
                                              ---------           ----------
     TOTAL CURRENT LIABILITIES                   29,613               23,464
     LONG-TERM DEBT                              79,950               69,774
     LONG-TERM CAPITAL LEASE OBLIGATIONS          1,347                1,627
     DEFERRED INCOME TAXES                        3,235                6,350
     STOCKHOLDERS' EQUITY
     Preferred stock--no par value,                  --                   --
     authorized 1,000,000 shares, none
     issued or outstanding
     Common stock--par value $.10 per
     share, authorized 5,000,000 shares,
     1,000 issued and outstanding.                    1                    1
     Additional capital                          59,307               59,307
     Retained earnings (deficit):
     accumulated from May 27, 1995;             (9,885)                5,030
                                              ---------            ---------
                                                 49,423               64,338

                                             $  163,568           $  165,553
     See notes to consolidated financial
     statements.

                      STATEMENT OF CONSOLIDATED OPERATIONS

PEEBLES INC. AND SUBSIDIARY
(dollars in thousands, except per share amounts)

                                     Fiscal Year      Eight-Month      Four-Month       Fiscal Year
                                        Ended        Period Ended     Period Ended        Ended
                                  February 1, 1997  February 3, 1996  May 27, 1995   January 28, 1995
                                  ----------------  ----------------  ------------   ----------------
                                                                      (Prior to 1995 Acquisition)
NET SALES                           $    194,206     $   126,501        $  49,163       $  167,662
COSTS AND EXPENSES
   Cost of sales                         116,236          72,994           29,935           98,066
   Selling, general and
    administrative expenses               54,667          33,275           14,639           45,205
   Stock option settlement                    --              --            3,089               --
   Depreciation and amortization           7,574           4,339            2,349            6,729
   Asset revaluation                      20,782              --               --               --
                                      ----------      ----------       ----------       ----------
OPERATING INCOME (LOSS)                   (5,053)         15,893             (849)          17,662

OTHER INCOME (EXPENSE)                       687             (52)              77              131

INTEREST EXPENSE                           8,806           6,565            1,414            4,569
                                      ----------      ----------       ----------       ----------
INCOME (LOSS) BEFORE INCOME TAXES
(BENEFIT) AND EXTRAORDINARY ITEM         (13,172)          9,276           (2,186)          13,224

INCOME TAXES (BENEFIT)
Current                                    2,137           3,276             (474)           5,297
Deferred                                    (394)            970             (400)             450
                                      ----------      ----------       ----------       ----------
                                           1,743           4,246             (874)           5,747
                                      ----------      ----------       ----------       ----------
INCOME (LOSS) BEFORE
   EXTRAORDINARY ITEM                    (14,915)          5,030            (1,312)          7,477

EXTRAORDINARY ITEM--DEBT
   REFINANCING                                 -               -              (216)             --
                                      ----------      ----------        ----------      ----------
NET INCOME (LOSS)                     $  (14,915)     $    5,030        $   (1,528)      $   7,477
                                     ============    ===========        ===========     ==========
NET INCOME (LOSS) PER SHARE           $  (14,915)     $    5,030        $     (.52)      $    2.54
                                     ============    ===========        ===========     ==========

Average common stock and common
stock equivalents outstanding              1,000           1,000          2,942,690      2,940,281
                                     ============    ===========        ===========    ===========


See notes to consolidated financial statements.

            STATEMENT OF CONSOLIDATED CHANGES IN STOCKHOLDERS' EQUITY

PEEBLES INC. AND SUBSIDIARY
(dollars in thousands, except per share amounts)

                                             Common Stock
                                         -------------------

                                                       Par    Additional  Retained
                                           Shares     Value    Capital    Earnings
                                         ---------   ------   ----------  --------

Balance January 29, 1994                  2,933,562   $ 293   $ 64,174    $ 10,063
Common stock issued in redemption of
 common Stock Warrants                        6,391       1        151          10
Common stock issued upon exercise of
 common stock options                         2,737       -         65          -
  Net income                                      -       -          -       7,477
                                          ---------   -----    -------    --------
Balance January 28, 1995                  2,942,690     294     64,390      17,550
  Net (loss)                                      -       -          -     (1,528)
                                          ---------   -----    -------    -------
Balance May 27, 1995, prior to 1995
  Acquisition                             2,942,690     294     64,390     16,022
  1995 Acquisition adjustments           (2,941,690)   (293)    (5,083)   (16,022)
                                          ---------   -----    -------    -------
Balance May 27, 1995, following 1995
  Aquisition                                  1,000       1     59,307          -
  Net income                                      -       -          -      5,030
                                          ---------   -----    -------    -------
Balance February 3, 1996                      1,000       1     59,307      5,030
  Net (loss)                                      -       -          -    (14,915)
                                          ---------   -----    -------    -------
Balance February 1, 1997                      1,000       1     59,307    $(9,885)
                                          =========  ======    =======    =======

See notes to consolidated financial statements.

                      STATEMENT OF CONSOLIDATED CASH FLOWS

PEEBLES INC. AND SUBSIDIARY
(dollars in thousands)

                                                Fiscal Year      Eight-Month      Four-Month     Fiscal Year
                                                   Ended         Period Ended    Period Ended       Ended
                                             February 1, 1997  February 3, 1996  May 27, 1995  January 28, 1995
                                             ----------------  ----------------  ------------- ----------------
                                                                                  (Prior to 1995 Aquisition)
OPERATING ACTIVITIES
  Net income (loss)                             $  (14,915)       $   5,030        $  (1,528)    $   7,477
  Adjustments to reconcile net income to net
    cash provided by operating activities:
     Depreciation                                    4,616            2,491            1,453         3,677
     Amortization                                    3,842            2,502              896         3,508
     Deferred income taxes                            (394)             970             (400)          450
     Provision for doubtful accounts                 1,192              531              265           620
     Extraordinary loss, net                             -                -              216             -
     LIFO reserve adjustment                            39             (970)           1,035          (182)
     Asset revaluation                              20,782                -                -             -
     Changes in operating assets and liabilities
       net of effects from acquisition adjustments
         Accounts receivable                        (1,527)          (2,199)           1,681         (1,046)
         Merchandise inventories                    (8,088)            (113)          (2,217)        (2,869)
         Accounts payable                              780             (658)           1,893          1,416
         Other assets and liabilities                 (205)             692             (561)            19
                                                -----------       ---------      -----------     ----------
  NET CASH PROVIDED BY OPERATING ACTIVITIES          6,122            8,276            2,733         13,070

INVESTING ACTIVITIES
  Acquisition of Peebles Inc.                            -                -          (90,923)             -
  Acquisition of Carlisle Retailers Inc.           (11,549)
  Purchase of property and equipment                (8,783)          (5,683)          (2,411)        (8,454)
  Other                                               (219)               -              281           (257)
                                              ------------        ---------      -----------     ----------
  NET CASH USED IN INVESTING ACTIVITIES            (20,551)          (5,683)         (93,053)        (8,711)
FINANCING ACTIVITIES
  Proceeds from revolving line of credit and
    long-term debt                                 272,013          227,686           58,145        173,754
  Reduction in revolving line of credit and       (267,762)        (230,164)         (56,129)      (177,804)
    long-term debt
  Proceeds from revolving facilities-Acquisition
    of Carlisle Retailers, Inc.                     10,213                -                -              -
  Proceeds from acquisition debt                         -                -           76,390              -
  Retirement of pre-acquisition debt                     -                -          (40,917)             -
  Proceeds from equity                                   -                -           59,308              -
  Acquisition and financing Fees                         -                -           (6,807)             -
                                              ------------      -----------      -----------     ----------
  NET CASH PROVIDED BY (USED IN)
    FINANCING ACTIVITIES                            14,464           (2,478)          89,990         (4,050)

  INCREASE (DECREASE) IN CASH AND CASH
    EQUIVALENTS                                         35              115             (330)           309

Cash and cash equivalents beginning of period          193               78              408             99
                                              ------------      -----------      -----------     ----------
CASH AND CASH EQUIVALENTS END OF PERIOD       $        228     $       193       $        78     $      408
                                              =============    ============      ===========     ==========


See notes to consolidated financial statements.

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PEEBLES INC. AND SUBSIDIARY
February 1, 1997
(dollars in thousands, except per share amounts)

NOTE A.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Organization and Basis of Financial Statement:  The 1995
Acquisition: Peebles Inc. was acquired by PHC Retail Holding Company ("PHC Retail") for approximately $136 million, which included acquisition related expenses of approximately $5.6 million and the refinancing of existing debt (the "1995 Acquisition"). PHC Retail, a closely held company, has no significant assets other than the entire equity interest of Peebles Inc. common stock, $.10 par value (the "Common Stock") and had no operations prior to the 1995 Acquisition. The 1995 Acquisition was accounted for using the purchase method of accounting with an effective date of May 27, 1995, and accordingly, a new accounting basis was begun.
    As a result of the debt refinancing related to the 1995 Acquisition, Peebles Inc. recorded an extraordinary loss of $216, net of $144 income tax benefit, in the four-month period ended May 27, 1995 as financing costs capitalized in periods prior to the 1995 Acquisition were written-off.
    As a result of the 1995 Acquisition and due to certain change in control provisions of the 1993 Stock Option Plan, all outstanding options at May 27, 1995 vested. The 1995 Acquisition mandated that all options would be settled for cash only. Accordingly, 432,699 options were settled for $3,089, which has been included as an operating expense in the four-month period ended May 27, 1995.
    Acquisition of Carlisle Retailers, Inc.: On May 20, 1996, a merger (the "CRI Merger") was consummated whereby Carlisle Retailers, Inc. ("Carlisle"), an Ohio corporation, became a wholly owned subsidiary of Peebles Inc. The $11,549 cash purchase price included $6,311 to common shareholders of Carlisle, $3,458 to a financial services company for the majority of the outstanding Carlisle proprietary credit card accounts receivable portfolio, and $1,780 in acquisition expenses. The acquisition was funded primarily by proceeds from the Senior Revolving Facility. The CRI Merger has been accounted for using the purchase method of accounting. The purchase price was allocated as follows:

        Purchase price                                      $11,549
        Tangible net assets acquired:
          Accounts receivable, net                    $3,330
          Merchandise inventories, net                 3,698
          Fixed assets, net                              244
          Other assets                                 2,367
          Operating liabilities                         (849)
                                                   ---------
             Total tangible net assets                       8,790
                                                           -------
          Excess of cost over net assets acquired           $2,759

     The excess of cost over net assets acquired is being amortized over a twenty-five year period beginning May 20, 1996.
     Consolidation: The consolidated financial statements include the accounts of Peebles Inc. and Carlisle Retailers, Inc. (together
"Peebles"   or   the  "Company").   All  significant  intercompany
balances and transactions have been eliminated.
     Fiscal Year: The Company's fiscal year ends on the Saturday nearest January 31. Fiscal years 1996, 1995, and 1994, ended on February 1, 1997, February 3, 1996, and January 28, 1995, respectively. Results of operations for 1996 and 1994 each consisted of fifty-two weeks. Results of operations for 1995 consisted of fifty-three weeks, with 17 weeks included in the four-month period ended May 27, 1995 and 36 weeks in the eight-month period ended February 3, 1996. References to years relate to fiscal years rather than calendar years.
Nature of Operations: Peebles currently operates 77 department stores offering predominately soft-apparel, fashion merchandise
for  the entire family, and other selected home accessories.   The
Company operates primarily in small and medium sized communities, which typically do not have a mall-based department store, in 12 predominately Southeastern and Mid-Atlantic States.

PEEBLES INC. AND SUBSIDIARY

  NOTE A_SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES -- Continued

Use of Estimates: The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Quasi-Reorganization: As a result of a recapitalization of the Company completed January 31, 1992, a quasi-reorganization was implemented as of February 1, 1992. An accumulated deficit of $10,477 was transferred to additional capital on that date.

Statement of Cash Flows: Peebles considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. There were no cash equivalents at February 1, 1997 or February 3, 1996.

Merchandise Inventories: Merchandise inventories are accounted for by the retail inventory method applied on a last in, first out ("LIFO") basis.

Property and Equipment: Property and equipment is stated on the basis of cost. Depreciation of property and equipment is provided primarily by the straight-line method over the estimated useful lives of the related assets, generally 7 to 10 years for fixtures and equipment and 20 years for buildings. The cost of leasehold improvements is amortized over the shorter of their economic lives or the terms of the leases by the straight-line method. Amortization of buildings under capital leases is computed by the straight- line method over the lease term and is included in depreciation and amortization expense.

Store Opening Costs: Store opening costs are charged to selling, general and administrative expenses as incurred.

Advertising Costs: Advertising costs, charged to selling, general and administrative expenses as incurred, aggregated $4,917, $3,075, $1,449, and $4,255 for 1996, the eight-month period ended
February 3, 1996, the four-month period ended May 27, 1995, and
1994, respectively.

Excess of Cost Over Net Assets Acquired: The excess of cost over net assets acquired ("Goodwill") is being amortized on a straight-line basis over a twenty-five year period. The Company periodically analyzes the value of net assets acquired to determine whether any impairment in value of such assets has occurred. The primary indicators of recoverability used by the Company are current or forecasted profitability of the related acquired assets as compared to their carrying values. As described in Note D, allocated goodwill was reduced by $15,220 in 1996. Accumulated amortization at February 1, 1997 and February 3, 1996 was $3,656 and $1,401, respectively.

Deferred Financing Costs: Deferred financing costs are amortized by the interest method over a period consistent with the related financing. Amortization expense of $884, $585, $68, and $457 is included in interest expense for 1996, the eight-month period ended February 3, 1996, the four-month period ended May 27, 1995, and 1994, respectively. Accumulated amortization at February 1, 1997 and February 3, 1996 was $1,436 and $585, respectively.

Beneficial Leaseholds: Amortization is provided by the straight-line basis over the estimated composite useful lives of the related leases. As described in Note D, beneficial leaseholds were reduced by a net $1,528 in 1996, after the elimination of accumulated amortization of $2,784. At February 3, 1996 accumulated amortization was $2,438.

Income  Taxes:   Deferred income taxes are provided for  temporary
differences between income and expense for financial reporting purposes and for income tax purposes.

Net  Income  per  Share:  Net Income per share  is  based  on  the weighted-average  number  of shares and common  stock  equivalents outstanding.
       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--Continued PEEBLES INC. AND SUBSIDIARY
NOTE B_ACCOUNTS RECEIVABLE
Accounts receivable are shown net of $1,224 and $960, representing the allowance for uncollectible accounts at February 1, 1997 and February 3, 1996, respectively. The provision for doubtful accounts was $1,192, $531, $265, and $620 for 1996, the eight-
month period ended February 3, 1996, the four-month period ended May 27, 1995, and 1994, respectively. Finance charges on credit sales, included as a reduction of selling, general and administrative expenses, aggregated $5,050, $3,175, $1,643, and $4,818, for 1996, the eight-month period ended February 3, 1996, the four-month period ended May 27, 1995, and 1994, respectively.

As a service to its customers, the Company offers credit through the use of its own charge card, certain major credit cards and a layaway plan. The Peebles' customer usually resides in the local community immediately surrounding the store location. Peebles stores serve these local customers in Virginia, Maryland, North Carolina, South Carolina, Tennessee, Kentucky, Alabama, Delaware, New Jersey, Ohio, Pennsylvania and New York. The Company does not require collateral from its customers.

NOTE C_MERCHANDISE INVENTORIES
Consistent with the purchase method of accounting used in the 1995 Acquisition, the LIFO reserve was eliminated, the recorded value of merchandise inventories was increased to fair value (the "Fair Value Adjustment") and a new LIFO base year was established at May 27, 1995. The market reserve adjusts inventory to the lower of LIFO cost and market.

Merchandise inventories consisted of the following:

                                      February 1, 1997  February 3, 1996  January 28, 1995
                                                                          (Prior to 1995
                                                                           Acquisition)
 Merchandise inventories at FIFO cost     $  47,448       $   35,662        $   33,332
 Fair Value Adjustment                        7,436            7,436            14,209
 LIFO reserve                                   366              449            (2,838)
                                        -----------       ----------        ----------
 Merchandise inventories at LIFO cost        55,250           43,547            44,703
 Market reserve                                (819)            (863)                -
                                        -----------       ----------        ----------
 Merchandise inventories at lower
 of cost or market                       $   54,431        $  42,684        $   44,703

NOTE D_ASSET REVALUATION

In 1996, the Company adopted Statement of Financial Accounting
Standards ("SFAS") No. 121, "Accounting for Impairment of Long-
Lived Assets and for Long-Lived Assets to Be Disposed Of". Under the provisions of SFAS No. 121, long-lived assets should be reviewed for impairment when circumstances indicate that the carrying amount of those assets, together with any related identifiable intangible assets and allocated goodwill, might not be recoverable, through future operations or sale. On an individual store basis, increased competition and shifting demographics in certain markets, together with historical and projected store operations, indicated that the aggregate estimated undiscounted cash flows to be generated would be less than the current carrying values of certain store assets, related intangibles and allocated goodwill. As a result, fair value was calculated using a multiple of discounted projected cash flows and carrying values were reduced as follows:

       Store fixtures and equipment         $ 4,034
       Related beneficial leaseholds          1,528
       Allocated goodwill                    15,220
                                         ----------
        Total asset revaluation             $20,782

The asset revaluation reduced deferred income taxes by approximately $2,141.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--Continued
PEEBLES INC. AND SUBSIDIARY

NOTE E_LONG-TERM DEBT

Long-term debt consisted of the following:

                                  February 1, 1997    February 3, 1996
                                  ----------------    ----------------
   1995 Senior Revolving Facility    $  43,000           $  25,000
   Senior Term Note A                   17,725              19,250
   Senior Term Note B                   27,475              27,775
   Swingline Facility                    1,415               3,126
                                    ----------           ---------
                                        89,615              75,151
   Less current maturities               9,665               5,377
                                    ----------           ---------
                                     $  79,950           $  69,774

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

The  Senior Term Facility includes two notes, Senior Term  Note  A and  Senior Term Note B, with original principal balances  of  $20 million  and $30 million, respectively.  Senior Term  Note  A  and
Senior  Term  Note  B each require quarterly payments,  coinciding with  the  Company's  fiscal quarters,  of  principal  (increasing annually  from the current $425 and $75 per quarter, respectively)
and  interest in arrears through maturity.  Senior Term Note A and
Senior  Term Note B mature on June 9, 2000 and 2002, respectively.
Senior  Term Note A and Senior Term Note B bear interest at  LIBOR plus  2.75% and LIBOR plus 3.25%, respectively.  Prior to November
1995,  Senior Term Note A and Senior Term Note B bore interest  at prime plus 1-1/2% and prime plus 2%, respectively.

The  amount available under the 1995 Senior Revolving Facility  is
determined   by  a  defined  asset  based  formula  with   maximum
borrowings  limited to $65 million less outstanding amounts  under letters of credit.  The Company pays a fee of 1/2 of 1% per  annum on  any unused portion of the 1995 Senior Revolving Facility.  The
1995 Senior Revolving Facility matures on June 9, 2000 and has  no specific  paydown provisions.  On May 20, 1996, the  Company  drew approximately $10,200 to consummate the CRI Merger.  Based on  the anticipated  operations of the Company in the  succeeding  twelve-
month  period,  $37,500  and  $24,600  were  considered  long-term
obligations   at   February  1,  1997  and   February   3,   1996,
respectively.  During  1996,  the Senior  Revolving  Facility  was
converted to an annual interest rate of LIBOR plus 2.75% from  the prime plus 1-1/2% rate effective during 1995.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--Continued
PEEBLES INC. AND SUBSIDIARY

NOTE E_LONG-TERM DEBT - Continued

Peebles has commitments for letters of credit with a bank which totaled $573 and $307 at February 1, 1997 and February 3, 1996, respectively. Approximately $397 expire during 1997, and the remainder expires August 1, 1998.

Peebles made cash interest payments of $7,866, $6,353, $973, and $4,091 for fiscal year 1996, the eight-month period ended February
3, 1996, the four-month period ended May 27, 1995, and the fiscal year 1994, respectively.

Aggregate principal payments on long-term debt for the next five fiscal years are: 1997--$9,665, 1998-- $6,375, 1999--$10,125 ,2000-
-$49,250 and 2001--$12,900.

NOTE F_LEASES

The Company leases substantially all of its store locations under capital and operating leases with initial terms ranging from 1 to 25 years and renewal options of 1 to 10 years expiring at various dates through 2033. Total rental expense under operating leases was as follows:


                       Fiscal Year     Eight-Month      Four-Month     Fiscal Year
                          Ended       Period Ended      Period Ended       Ended
                   February 1, 1997  February 3, 1996   May 27, 1995  January 28, 1995
                   ----------------  ----------------   ------------  ----------------
                                                        (Prior to 1995 Acquisition)
   Minimum            $   7,742         $  4,552         $  2,276         $  5,915

   Contingent               453              275              138              531
                     ----------       ----------        ---------       ----------
                      $   8,195       $    4,827         $  2,414         $  6,446

Contingent rentals are based upon a percentage of annual sales in excess of specified amounts. Future minimum lease payments under capital leases and noncancellable operating leases at February 1, 1997 were as follows:


                                       Capital      Operating
   Fiscal Year                         Leases        Leases
   -----------                         -------      ---------
   1997                                $   487       $  7,612
   1998                                    377          7,267
   1999                                    377          7,077
   2000                                    377          6,577
   2001                                    180          6,106
   Thereafter                              602         39,098
                                     ---------      ---------
   Total minimum lease payments          2,400       $ 73,737
   Less:  amounts representing interest   (773)
                                     ---------
   Present value of net minimum lease
   payments, including current
   maturities of $280, with interest
   rates ranging from 11.3% to 18.1%   $ 1,627
                                     =========


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--Continued
PEEBLES INC. AND SUBSIDIARY


NOTE G_EMPLOYEE BENEFIT PLANS

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

Net periodic pension cost included the following components:

                                        Fiscal Year     Eight-Month      Four-Month        Fiscal  Year
                                          Ended         Period Ended     Period Ended        Ended
                                     February 1, 1997  February 3, 1996  May 27, 1995    January 28, 1995
                                     ----------------  ----------------  ------------   -----------------
                                                                         (Prior to 1995 Acquisition)
   Service cost-benefits earned during
      the period                         $   345         $    207          $    104        $   323
   Interest cost on projected benefit
      obligation                             543              332               166            448
   Actual return on plan assets             (109)            (649)             (324)           177
   Net amortization and deferral            (460)             275               138           (804)
                                        ---------         --------         --------        -------
   Net periodic pension cost             $   319         $    165          $     84        $   144

The following table sets forth the Pension Plan's funded status and amounts recognized in Peebles balance sheet:

                                                     February 1, 1997  February 3, 1996
                                                     ---------------   ----------------
  Actuarial present value of benefit obligations:
     Accumulated benefit obligations including
     vested benefits of $5,316 and $5,677,
     respectively                                        $  (5,707)      $   (6,147)
                                                         ----------      ----------
  Projected benefit obligation                           $  (7,299)      $   (7,770)
  Plan assets at fair value, primarily listed
     Stocks and U.S. Government Treasury Bonds               6,509            7,062
                                                         ----------      ----------
  Plan assets in excess (deficient) of projected
     Benefit obligations                                      (790)            (708)
  Prior service costs                                           73                -
  Unrecognized net loss                                        682              992
                                                         ----------      ----------
  Net pension asset (liability) recognized in the
     balance sheet                                       $     (35)      $      284

In calculating the present value of projected benefit obligations for 1996 and 1995, a 4.41% and 5.0% weighted average rate of compensation was used, respectively, and a weighted-average discount rate of 7.25%. The expected long-term rate of return on plan assets was 9% for 1996, 1995 and 1994.

The Peebles Inc. 401 (k) Profit Sharing Plan: The Company maintains a qualified profit sharing and retirement savings plan, which under Section 401 (k) of the Internal Revenue Code, allows tax deferred contributions from eligible employees of up to 12% of their annual compensation. The Company does not currently contribute to the plan.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--Continued
PEEBLES INC. AND SUBSIDIARY

NOTE G_EMPLOYEE BENEFIT PLANS--Continued

Supplemental Benefits Program: The Company maintains a benefits program designed to provide certain key executives supplemental retirement income, such that together with Social Security payments and amounts payable under the Pension Plan, the executives will receive replacement income in retirement equal to 60% of final average compensation, as defined in the Pension Plan. The program is funded through life insurance contracts covering the participating executives. At February 1, 1997 and February 3, 1996, the Company had a net obligation of $75 and $65, respectively, recognized in the balance sheet based upon a discount rate of 7.5% for 1996 and 1995. The Company recognized net expense related to the program of $238, $146 and $73 in the fiscal year ended February 1, 1997, the eight-month period ended February 3, 1996 and the four-month period ended May 27, 1995, respectively.

NOTE H - INCOME TAXES

The provisions for income taxes consisted of the following:

                       Fiscal Year       Eight-Month       Four-Month      Fiscal Year
                          Ended         Period Ended      Period Ended        Ended
                     February 1, 1997  February 3, 1996   May 27, 1995   January 28, 1995
                     ---------------   ----------------  -------------  -----------------
                                                          (Prior to 1995 Acquisition)
 Current:   Federal    $   1,591          $  2,703         $  (382)        $   4,354
            State            546               573             (92)              943
 Deferred:  Federal         (214)              805            (323)              371
            State           (180)              165             (77)               79
                       ---------          --------         --------        ---------
                       $   1,743          $  4,246         $  (874)        $   5,747

Income taxes differ from the amounts computed by applying the applicable federal statutory rates due to the following:

                                        Fiscal Year       Eight-Month       Four-Month          Fiscal Year
                                           Ended          Period Ended      Period Ended          Ended
                                     February 1, 1997   February 3, 1996    May 27, 1995    January 28, 1995
                                     ----------------   ----------------   -------------    ----------------
                                                                             (Prior to 1995 Acquisition)
 Taxes at the federal statutory rate     $  (4,479)         $  3,248         $  (765)          $ 4,628
 Increases (decreases):
 State income taxes, net of federal tax        232               469            (110)              676
 Amortization of purchase
   accounting adjustments                      745               484             190               574
 Asset revaluation                           5,175                 -               -                 -
 Other                                          70                45            (189)             (131)
                                        ----------          --------         --------         ---------
                                         $   1,743          $  4,246         $  (874)          $ 5,747

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--Continued
PEEBLES INC. AND SUBSIDIARY

NOTE H - INCOME TAXES--Continued

At February 1, 1997, the Company has net operating loss carryforwards of approximately $5,000 for income tax purposes, which primarily expire in 2010.

Significant components of deferred tax liabilities and assets are as follows:


                              February 1, 1997   February 3, 1996
                              ----------------   -----------------
 Deferred tax liabilities:
  Inventory valuation             $  3,404           $  3,158
  Depreciation and amortization      4,843              6,255
  Other                                318                110
                                  --------           --------
                                     8,565              9,523
  Deferred tax assets:
  Doubtful accounts                   (471)              (370)
  Net operating loss carryforwards  (1,925)
  Other                                   -               (15)
                                   --------           --------
                                    (2,396)              (385)
                                   --------           --------
  Net deferred tax liabilities    $  6,169           $  9,138

Peebles made cash income tax payments of $2,100, $2,782, and $6,183 for 1996, 1995 and 1994, respectively.

NOTE I - VALUATION AND QUALIFYING ACCOUNTS

Activity related to valuation and qualifying accounts is as
follows:
                                      Allowance for
                                         Doubtful
                                         Accounts     LIFO Reserve
                                      -------------   ------------
Balance January 29, 1994                      950         3,020
  Charges to expense                          620          (182)
  Deductions - net write-off of
    uncollectible accounts                   (640)            -
                                        ---------     ---------
Balance January 28, 1995                      930         2,838
  Charges to expense                          265         1,035
  Deductions - net write-off of
    uncollectible accounts                   (265)            -
                                         ---------    ---------
Balance May 27, 1995                           930        3,873
  Purchase accounting elimination                -       (3,873)
  Charges to expense                           531         (449)
  Deductions - net write-off of
    uncollectible accounts                    (501)           -
                                         ---------    ---------
Balance February 3, 1996                       960         (449)
  Charges to expense                         1,192           83
  Increase due to Acquisition of
    Carlisle Retailers, Inc.                   264            -
  Deductions - net write-off of
    uncollectible accounts                  (1,192)           -
                                        ----------   ----------
Balance February 1, 1997                 $   1,224   $     (366)
                                        ==========   ===========

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--Continued
PEEBLES INC. AND SUBSIDIARY

NOTE J - QUARTERLY FINANCIAL DATA (UNAUDITED)

The 1995 Acquisition was effective May 27, 1995. As a result, the first quarter of 1995, and the first fiscal month of the second quarter of 1995 reflect operating results prior to the 1995 Acquisition. Operating income in the second quarter of 1995 was reduced by $3,089 related to the settlement of the 1993 Stock Option Plan. The acquisition of Carlisle Retailers, Inc. was completed on May 20, 1996. As a result, the second, third and fourth quarters of 1996 reflect the incremental sales and expenses related to this acquisition. Operating income in the fourth quarter of 1996 was affected by the asset revaluation in accordance with SFAS No. 121 of $20,782.

                                        FISCAL QUARTER
                                       ----------------
                               First             Second               Third              Fourth
                           1996      1995      1996    1995       1996     1995      1996     1995
                         -----------------   ---------------    ---------------   -----------------
Net Sales                 $38,055  $36,518   $42,366  $38,963   $47,540  $42,562   $66,245  $57,621
Cost of Sales              22,607   21,585    24,805   23,508    29,462   25,093    39,362   32,743
Gross Margin               15,448   14,933    17,561   15,455    18,078   17,469    26,883   24,878
Operating Income(Loss)      2,183    2,341     2,757     (875)    1,899    3,296   (11,892)  10,282
Net Income (Loss)
  before extraordinary item   214      837       346   (1,690)     (194)     560   (15,281)   4,011
Net Income (Loss) Per Share
  before extraordinary item $ 214   $  .28    $  346  $ (1.87)   $ (194)  $  560  $(15,281) $ 4,011


 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Peebles operates specialty department stores primarily in small and medium sized communities which do not typically have a mall-based department store. The stores, located in twelve predominately Southeastern and Mid-Atlantic states, offer customers a broad selection of moderately-priced fashion merchandise and selected home accessories, which is generally not available through other retailers in the market.

With the consummation of the CRI Merger on May 20, 1996, seven stores of Carlisle Retailers, Inc. became a wholly owned subsidiary of Peebles Inc. These seven stores are included in the consolidated results of operations beginning May 20, 1996. One Carlisle store was closed in January 1997, consistent with the Company's plan of acquisition.

The entire equity interest of Peebles Inc. was acquired by PHC Retail Holding Company, effective May 27, 1995. The acquisition was accounted for using the purchase method of accounting and a new accounting basis was established. Accordingly, the audited financial statements present the Peebles Inc. results of operations for 1995 as the eight-month period ended February 3, 1996 and the four-month period ended May 27, 1995.

Consolidated net sales and results of consolidated operations, expressed as percentages of net sales, are presented below for the 1996 and 1994 fiscal years and the twelve-month period ended
February 3, 1996.

(dollars in thousands)                    1996       1995     1994
                                         ------     ------   -------
Net sales                               $194,206   $175,664  $167,662
% increase                                  10.6%      4.8%    10.5%

Comparable stores % increase
(decrease) in sales:
 52-week 1996 vs. 53-week 1995            (1.3%)     (1.0%)     4.6%
 52 week periods ended February 1,
   1997 and February 3, 1996             Even(0%)      N/A       N/A
Total stores                                 77        65       58

Operations as a Percentage of Net Sales:
  Cost of sales                            59.9%      58.6%     58.5%
  Selling, general & administrative
    expenses                               28.1       27.3      27.0
  Asset revaluation                        10.7          -         -
  Settlement of the 1993 Stock Option Plan    -        1.7         -
  Depreciation and amortization             3.9        3.8       4.0
                                          -----       ----     -----
    Operating Income (Loss)                (2.6)       8.6      10.5
  Interest Expense                          4.5        4.5       2.7
  Other income (expense)                     .4        (.1)       .1
  Provision for income taxes                 .9        1.9       3.4
                                           -----      -----    -----
Net Income (Loss)                          (7.7)%      2.1%      4.5%

Net sales in 1996 increased over 1995 as the Company opened or acquired fourteen new store locations during the year, closed two, and had a full year of operations from seven new stores opened in 1995.
The Carlisle stores acquired in the CRI Merger provided approximately $12,683 in net sales, representing some 68% of the 1996 increase over 1995. In September 1996, the Company began operations as Peebles at three store locations purchased from the Belk Companies ("Belk"). In conjunction with this purchase, the Company agreed to sell one store location to Belk. The three former Belk stores acquired contributed $2,255 to 1996 net sales.
The store sold had contributed $1,438 through September 1996.

Net sales at comparable stores, stores opened the entire twelve months in both the current and previous fiscal years, declined approximately $2,071, or 1.3%, when comparing 52-week fiscal 1996 to 53-week fiscal 1995. When comparing the 52-week periods ended February 1, 1997 and February 3, 1996, net sales at these comparable stores remained the same. Comparable store sales were weakest in the second and third fiscal quarters of 1996, adversely impacted by Hurricane Bertha in July, Hurricane Fran in September and an unseasonably cool summer. Comparable store sales recovered in the fourth fiscal quarter, increasing approximately 1.8% over the comparable quarter in 1995. The majority of the increase noted in the fourth fiscal quarter came in January, where prior year sales were adversely impacted by severe snowstorms.

The Company's cost of sales increased in 1996 to 59.9%, up from 58.6% in 1995 and 58.5% in 1994. The current year increase is primarily attributed to a) the new store locations, where opening promotions adversely impact gross margin; b) the Carlisle stores, where the inventory mix and pricing strategy were adjusted from a narrow assortment and a high-low emphasis to a wider assortment and less promotional, every day fair pricing; and c) higher clearance markdowns resulting from the weaker sales described above.

Selling, general and administrative ("SG&A") expenses increased to 28.1% of 1996 net sales, up from 27.3% and 27.0% in 1995 and 1994, respectively. This increase is primarily due to the opening of new stores, which typically have higher occupancy, payroll and advertising expenses as a percentage of net sales as compared to mature stores. The 14 new stores opened and acquired during 1996 represented the Company's largest single year increase in number of store locations. During 1996, the Company completed an expansion to the distribution facility in South Hill, Virginia to accommodate current and future growth. While adding to SG&A in 1996, future efficiencies in processing and economies of scale are expected in succeeding fiscal years.

As discussed in Note D to the audited consolidated financial statements, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed Of" in the first fiscal quarter of 1996. Management assessed, on an individual store basis, increased competition, shifting demographics, projected store operations and historical store operations through the fourth fiscal quarter and determined that the aggregate estimated undiscounted cash flows to be generated would be less than the current carrying values of the store assets, related intangibles and allocated excess of cost over net assets acquired ("Goodwill"). As a result, fair value was calculated using a multiple of discounted projected cash flows and the Company increased operating expenses by $20,782, as i) selected store fixtures and equipment were reduced $4,034; ii) related beneficial leaseholds were reduced a net $1,528; and iii) the allocated Goodwill was reduced by $15,220. Deferred taxes decreased by $2,141, for a resulting decrease in net income of $18,641.

As discussed in Note A to the audited consolidated financial statements, the Company recorded compensation expense of $3,089 in 1995, representing 1.7% of 1995 total net sales, for the settlement of the 1993 Stock Option Plan. This non-recurring expense recognized in 1995 represents the entire liability of the Company under the 1993 Stock Option Plan.

Depreciation and amortization expense as a percentage of net sales was 3.9%, 3.8% and 4.0% in 1996, 1995 and 1994, respectively.
Depreciation expense has increased to 2.4% in 1996, up from 2.2% in both 1995 and 1994, as capital expenditures have increased due to the new store openings and distribution center expansion. Amortization expense has been affected by purchase accounting adjustments related to the 1995 Acquisition and the CRI Merger.

As a result of the above factors, the Company had an operating loss in 1996 of 2.6%, compared to operating income of 8.6% and 10.5% in 1995 and 1994, respectively. Adjusting for the effects of the asset revaluation in accordance with SFAS No. 121 in 1996 and the 1995 non-recurring compensation expense related to the settlement of the 1993 Stock Option Plan, operating income would have totaled 8.1% and 10.3% as a percentage of net sales for 1996 and 1995, respectively.

Interest expense as a percentage of net sales was 4.5% for both 1996 and 1995, up from 2.7% in 1994. The general increase from 1994 to 1995 resulted from a combination of increased debt assumed in connection with the 1995 Acquisition and a higher prime lending rate throughout 1995 in comparison to 1994. The 1995 Credit Agreement increased outstanding borrowings at the date of acquisition by approximately $35.5 million. In 1996, the Company increased the outstanding balance of the Senior Revolving Facility by approximately $10.2 million to consummate the CRI Merger. In addition, the inventory requirements of the new store locations required additional funding. Interest expense did increase from $7,979 in 1995 to $8,806 in 1996, but did not increase proportionately to debt, primarily due to the conversion from prime lending rates in 1995 to LIBOR based rates in 1996, as described in Note E to the audited consolidated financial statements.

As a result of the asset revaluation, the Company recorded income tax expense of $1,743, even though experiencing a pre-tax loss $13,172. The $20,782 gross revaluation write-down lowered deferred taxes by $2,141, as the Goodwill ($15,220 impairment) and beneficial leaseholds ($1,528) are permanent book-tax differences.

The Company recorded an extraordinary loss, net of tax, of $216 at May 27, 1995, related to the write-off of unamortized financing costs related to the pre-1995 Acquisition Credit Agreement.

As a result of the above factors, the Company had a 1996 net loss of 7.7% as a percentage of net sales, compared to 1995 net income of 2.1%, and 4.5% in 1994. Adjusting for the effect of the asset revaluation in accordance with SFAS No. 121 in 1996, net income would have been 1.9% as a percentage of net sales.

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

Operating activities provided net cash of $6.1 million, $11.0 million, and $13.1 million in 1996, 1995 and 1994, respectively. Profitable operations continued to be the source of net cash in 1996. The write down associated with the asset revaluation in accordance with SFAS No.121 was a non-cash transaction. In 1996, the merchandise inventory requirements and the funding of accounts receivable at the new store locations represented the primary decrease in the net cash provided by operating activities. This impact, together with current assets acquired in the CRI Merger, increased the Company's working capital to $58.2 million at the close of 1996, up from $48.3 million at 1995. The settlement of the 1993 Stock
Option Plan in 1995 required some $3.1 million of operating cash, which together with the increased cash payments of interest expense, primarily accounted for the decline in net cash generated by operations in comparison to 1994.

Net cash used in investing activities, exclusive of the CRI Merger and the 1995 Acquisition, was $8.8 million, $8.1 million, and $8.7 million in 1996, 1995 and 1994, respectively. In 1996, capital expenditures included $2.1 million for new stores, $1.1 million in the acquired Carlisle stores, and $3.2 million related to the distribution center expansion. In 1995 and 1994, new store capital expenditures were $4.3 million and $2.6 million, respectively, and an additional $1.8 million and $3.4 million, respectively, for major store remodelings. No major store remodelings were performed in 1996.

Exclusive of the CRI Merger and the 1995 Acquisition transactions, the Company drew net cash from the revolving debt of some $4.3 million in 1996, primarily to fund the new store growth. In 1995, cash was used to reduce outstanding debt by a net of $.5 million.
In the four-month period prior to the 1995 Acquisition, Peebles had funded operating and investing activities with $2.0 million in net proceeds from revolving debt. To facilitate the 1995
Acquisition, the pre-acquisition debt was refinanced, providing the Company $35.5 in net incremental cash and increasing debt by the same amount. In the eight-month period following the 1995 Acquisition, the Company used cash to reduce outstanding debt by a net $2.5 million. In 1994, outstanding debt was reduced using cash of $4.1 million.

In 1997, the Company's capital expenditures are expected to total approximately $10.9 million, which reflect the opening of nine new store locations at approximately $3.8 million and the relocation of four existing stores at $2.2 million. As of March 1997, the Company had signed leases for six new store locations, three of which will open in Spring 1997. The Company expects to continue to lease its stores, and the average new store is anticipated to average approximately 22,500 square feet but may vary depending on the market and real estate availability . Based on historical experience, the Company estimates that the cost of opening a new store will include capital expenditures of approximately $425,000 for leasehold improvements and fixtures and approximately $425,000 for initial inventory, approximately one-third of which is normally financed through vendor credit. Accounts receivable for new stores typically build to 15% of net sales or approximately $300,000 within 24 months of the store opening. The Company may also incur capital expenditures to acquire existing stores. The distribution center expansion is expected to serve the Company's growth to 110 store locations.

The Company finances its operations, capital expenditures, and debt service payments with funds available under the Senior Revolving Facility. The maximum amount available under the Senior Revolving Facility is $65 million less amounts outstanding under letters of credit. The actual amount available is determined by an asset based formula, adjusted for seasonal working capital requirements.

SEASONALITY AND INFLATION

As a retailer offering predominately soft-apparel and selected home accessories, the Company's business is seasonal, although less heavily weighted in the fourth quarter than retailers with comparable offerings of merchandise. Over the past three fiscal years, quarterly sales as a percentage of total sales have been consistent at approximately 20%, 22%, 24% and 34% for the first through fourth quarters, respectively. Peebles' positioning of its stores in small to medium sized communities with limited competition, along with the Company's less-promotional, every day fair value, pricing strategy, produces operations less dependent on the fourth quarter. However, the third and fourth quarters are bolstered by the important back-to-school and Christmas holiday selling seasons.

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

                         EXHIBIT INDEX

Exhibit
  No.                    Description

2.1*** Form of Agreement and Plan of Merger dated April 3, 1995 among PHC Retail Holding Company, Peebles Acquisition Corp. and Peebles Inc., exclusive of exhibits and schedules. The Registrant hereby undertakes to furnish to the Commission supplementally upon request a copy of any omitted exhibit or schedule.
3.1+      Form of Amended and Restated Articles of
          Incorporation of Peebles Inc.
3.2+      Form of Amended and Restated Bylaws of Peebles Inc.
3.3*** Amendment to Amended and Restated Articles of Incorporation dated May 3, 1993
3.4*+     Amendment to Amended and Restated Bylaws of Peebles
          Inc. dated June 9, 1995.
3.5*+     Amendment to Amended and Restated Articles of
          Incorporation dated June 9, 1995
4.2*      Form of Warrant Agreement between PBL Acquisition
          Corp. and the Warrant Agent
4.3*      Form of Warrant Certificate (included in the Warrant
          Agreement filed as Exhibit 4.2 hereto).
10.1*+    Credit Agreement dated June 9, 1995, by and among Peebles
          Inc. And NatWest Bank, N.A. as Agent (the "Agent"), and
          the financial institutions named therein. (the "Credit
          Agreement")
10.20*+   Form of A Term Note.
10.21*+   Form of B Term Note.
10.22*+   Form of Bridge Note.
10.23*+   Form of Revolving Note.
10.24*+   Form of Swingline Note.
10.3*+    Security Agreement made June 9, 1995 by and between
          Peebles Inc. and the Agent.
10.4*+    Trademark Security Agreement made June 9, 1995 by and
          between Peebles Inc. and the Agent.
10.5*+    Guaranty Agreement made June 9, 1995 by and between PHC
          Retail Holding Company and the Agent.
10.6*+    Pledge Agreement made June 9, 1995 by and between PHC
          Retail Holding Company and the Agent.
10.61*+   Equity Contribution Agreement made June 9, 1995 by and
          between Kelso & Company and the Agent.
10.62*+   Deed of Trust made June 9, 1995 by and between Peebles
          Inc., the Trustee party thereto and the Agent.
10.63*+   First Amendment of the Credit Agreement dated September
          15, 1995.
10.64*+   Second Amendment and Limited Consent to the Credit
          Agreement dated March 8, 1996.
10.8*** Standard Service Agreement, as amended, dated January 17, 1995 between Frederick Atkins, Incorporated and Peebles Inc.
10.11*+ Form of Indemnification, Guarantee and Contribution Agreement dated as of August 23, 1995 PHC Retail Holding Company, Peebles Inc. and each of the directors and officers of Peebles Inc.
10.16*** Form of Employment Agreement, dated March 30, 1995 entered into by Peebles Inc.and fourteen executives of Peebles Inc.
21        Subsidiaries of the Registrant.
27        Financial Data Schedule

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

*+                  Incorporated by reference from the Form 10-K of
          the Company for the fiscal year ended February 1, 1996.

                                                         Exhibit 21

                  SUBSIDIARIES OF THE REGISTRANT

         Name of Subsidiary            Jurisdiction in which organized
     -------------------------        --------------------------------
     Carlisle Retailers, Inc.                      Ohio