Form 10-Q
period 1997-05-03
PEEBLES INC
filed 1997-06-09
CIK 804125

SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

                           ________________________

                                FORM 10-Q


            Quarterly Report Pursuant to Section 15(d) of the
                        Securities Exchange Act of 1934

                       For the Quarter Ended May 3, 1997
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

As of May 3, 1997, 1,000 shares of Common Stock of Peebles Inc.
were outstanding.

ITEM 1.   FINANCIAL STATEMENTS
CONDENSED CONSOLIDATED BALANCE SHEET
 PEEBLES INC. & SUBSIDIARY
(dollars in thousands, except per share amounts)

                                                 May 3,   February       May 4,
                                                  1997     1, 1997        1996
     ASSETS                                   (Unaudited)            (Unaudited)
     CURRENT ASSETS
     Cash                                     $      39  $     228    $      59
     Accounts receivable, net                    28,015     32,062       26,108
     Merchandise inventories                     56,737     54,431       45,155
     Prepaid expenses                               754      1,036          672
     Other                                          139         69           99
                                              ---------   --------     --------
     TOTAL CURRENT ASSETS                        85,684     87,826       72,093

     PROPERTY AND EQUIPMENT, net                 35,582     33,460       34,596
     OTHER ASSETS
     Excess of cost over net assets              35,671     36,069       50,603
     acquired, net
     Deferred financing cost                      2,596      2,808        3,430
     Other                                        3,311      3,405        5,215
                                              ---------   --------     --------
                                                 41,578     42,282       59,248
                                              ---------   --------     --------
                                              $ 162,844  $ 163,568     $165,963
                                              =========  =========    =========
     LIABILITIES AND STOCKHOLDERS' EQUITY
     CURRENT LIABILITIES
     Accounts payable                          $  9,969  $  10,737    $   7,632
     Accrued compensation and other expenses      3,152      5,000        2,378
     Income taxes payable                           707        675          998
     Deferred income taxes                        2,934      2,934        2,788
     Current maturities of long-term debt        12,257      9,665        9,748
     Other                                          390        602          449
                                              ---------   --------     --------
     TOTAL CURRENT LIABILITIES                   29,409     29,613       23,993
     LONG-TERM DEBT                              79,450     79,950       69,475
     LONG-TERM CAPITAL LEASE OBLIGATIONS          1,278      1,347        1,567
     DEFERRED INCOME TAXES                        3,235      3,235        6,350
     STOCKHOLDERS' EQUITY
     Preferred stock- no par value,
     authorized
     1,000,000 shares, none issued and
     outstanding                                     --         --           --
     Common stock-- par value $.10 per
     share,
     authorized 5,000,000 shares, 1,000
     issued
     and outstanding.                                 1          1            1
     Additional capital                          59,307     59,307       59,307
     Retained earnings (deficit):
     accumulated
     from May 27, 1995;                         (9,836)    (9,885)        5,244
                                              ---------   --------     --------
                                                 49,472     49,423       64,552
                                              ---------   --------     --------
                                              $ 162,844  $ 163,568    $ 165,937
                                              =========  =========    =========

See notes to condensed consolidated financial statements

CONDENSED CONSOLIDATED STATEMENT OF INCOME
 PEEBLES INC. & SUBSIDIARY
(dollars in thousands, except per share amounts)
(Unaudited)

                                            Three-Month Period Ended
                                             May 3,           May 4,
                                              1997             1996


NET SALES                                 $  45,150        $  38,055

COSTS AND EXPENSES
Cost of sales                                28,262           22,607
Selling, general and administrative          13,137           11,541
expenses
Depreciation and amortization                 1,559            1,724
                                           --------        ---------
                                             42,958           35,872
                                           --------        ---------
OPERATING INCOME                              2,192            2,183

OTHER INCOME                                     32               54

INTEREST EXPENSE                              2,143            1,880
INCOME  BEFORE INCOME TAXES                      81              357

INCOME TAXES
Federal, state and deferred                      32              143
                                           --------        ---------
NET INCOME                                 $     49         $    214
                                           ========         ========
EARNINGS PER SHARE                         $     49         $    214
                                           ========         ========
Average common stock and common stock
equivalents outstanding                       1,000            1,000
                                           ========         ========

See notes to condensed consolidated  financial statements

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
 PEEBLES INC. & SUBSIDIARY
(dollars in thousands)
(Unaudited)

                                              Three-Month Period Ended
                                              May 3,             May 4,
                                              1997               1996

OPERATING ACTIVITIES
Net Income                                    $   49          $   214
Adjustments to reconcile net income to
  net cash used in operating activities:
Depreciation                                   1,089            1,097
Amortization                                     701              857
  Changes in operating assets and liabilities:
Accounts receivable                            4,047            2,426
Merchandise inventories                      (2,306)          (2,471)
Accounts payable                               (768)          (2,325)
Other assets and liabilities                 (1,816)          (1,804)
                                             -------          -------
NET CASH PROVIDED (USED) IN OPERATING            996          (2,006)
  ACTIVITIES

INVESTING ACTIVITIES
Purchase of property and equipment           (3,252)          (2,429)
Other                                           (24)              229
                                             -------          -------
NET CASH USED IN INVESTING ACTIVITIES        (3,276)          (2,200)

FINANCING ACTIVITIES
Proceeds from revolving line of credit
and long-term debt                            62,418           54,349
Reduction in revolving line of credit
and long-term debt                          (60,327)         (50,277)
                                             -------          -------
NET CASH PROVIDED BY FINANCING ACTIVITIES      2,091            4,072
                                             -------          -------
DECREASE IN CASH AND CASH EQUIVALENTS          (189)            (134)

Cash and cash equivalents beginning of           228              193
period
                                             -------          -------
CASH AND CASH EQUIVALENTS END OF PERIOD       $   39           $   59
                                             =======          =======


See notes to condensed consolidated financial statements

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS'
EQUITY
 PEEBLES INC. & SUBSIDIARY
(dollars in thousands, except per share amounts)

                                   Common Stock
                                                               Retained
                                              Par  Additional  Earnings
                                  Shares     Value  Capital   (Deficit)

Balance January 28, 1995          2,942,690  $ 294  $64,390   $17,550

Net (loss)                               --     --       --   (1,528)
                                  ---------  -----   ------  --------
Balance May 27, 1995, prior to
1995 Acquisition                  2,942,690    294   64,390    16,022

1995 Acquisition adjustments     (2,941,690)  (293)  (5,083)  (16,022)
                                  ---------  -----   ------  --------
Balance May 27, 1995, following
1995 Acquisition                      1,000      1   59,307        --
                                  ---------  -----   ------  --------
Net income                               --     --       --     5,030
                                  ---------  -----   ------  --------
Balance February 3, 1996              1,000      1   59,307     5,030

Net income                               --     --       --       214
                                  ---------  -----   ------  --------
Balance May 4, 1996                   1,000      1   59,307     5,244

Net (loss)                               --     --       --  (15,129)
                                  ---------  -----   ------  --------
Balance February 1, 1997              1,000      1   59,307   (9,885)

Net income                               --     --       --        49
                                  ---------  -----   ------  --------
Balance May 3, 1997                   1,000   $  1  $59,307  $(9,836)
                                  =========  =====   ======  ========

See notes to condensed consolidated  financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
PEEBLES INC. & SUBSIDIARY
May 3, 1997

(dollars in thousands, except per share amounts)

NOTE A_ORGANIZATION AND BASIS OF PRESENTATION

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

ACQUISITION OF CARLISLE RETAILERS, INC.: On May 20, 1996, a merger (the "CRI Merger") was consummated whereby Carlisle Retailers, Inc. ("Carlisle"), an Ohio corporation, became a wholly owned subsidiary of Peebles Inc. (together the "Company"). The $11,549 cash purchase price included $6,311 to common shareholders of Carlisle, $3,458 to a financial services company for the majority of the outstanding Carlisle proprietary credit card accounts receivable portfolio, and $1,780 in acquisition expenses. The acquisition was funded primarily by proceeds from the Senior Revolving Facility.

The CRI Merger has been accounted for using the purchase method of accounting. The purchase price was allocated as follows:

      Purchase price                                     $11,549
      Tangible net assets acquired:
         Accounts receivable, net             $3,330
         Merchandise inventories, net          3,698
         Fixed assets, net                       244
         Other assets                          2,367
         Operating liabilities                  (849)
                                              ------
      Total tangible net assets                            8,790
                                                         -------

      Excess of cost over net assets acquired             $2,759
                                                         =======

The excess of cost over net assets acquired is being amortized over a twenty-five year period beginning May 20, 1996.

The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal and recurring accruals) considered necessary for a fair presentation have been included. As a result of the 1995 Acquisition, the financial statements and related footnote amounts for periods prior to the acquisition are not comparable to the current period. In addition, the operating results for the current fiscal periods are not necessarily indicative of the results that may be expected for the fiscal year ended January 31, 1998, due to the seasonal nature of the business of Peebles. For further information, refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the fiscal year ended February 1, 1997.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
PEEBLES INC. & SUBSIDIARY
May 3, 1997

NOTE B_ACCOUNTS RECEIVABLE
Accounts receivable are shown net of $1,224, $1,224 and $960 representing the allowance for uncollectible accounts at May 3, 1997, February 1, 1997 and May 4, 1996, respectively. As a service to its customers, the Company offers credit through the use of its own charge card, certain major credit cards and a layaway plan. The Peebles' customer usually resides in the local community immediately surrounding the store location. Peebles stores serve these local customers in Virginia, Maryland, North Carolina, South Carolina, Tennessee, Kentucky, Alabama, Delaware, New Jersey, Ohio, Pennsylvania and New York. The Company does not require collateral from its customers.

NOTE C_MERCHANDISE INVENTORIES
Consistent with the purchase method of accounting used in the 1995 Acquisition, the LIFO reserve was eliminated, the recorded value of merchandise inventories was increased to fair value (the "Fair Value Adjustment") and a new LIFO base year was established at May 27, 1995. The market reserve adjusts inventory to lower of LIFO cost and market.
Merchandise inventories consisted of the following:

                                  May 3,  February       May 4,
                                    1997   1, 1997         1996

 Merchandise inventories at
   FIFO cost                   $ 49,854   $ 47,448     $ 38,133
 Fair Value Adjustment            7,436      7,436        7,436
 LIFO reserve                       126        366          315
                               --------   --------     --------
 Merchandise inventories at
   LIFO cost                     57,416     55,250       45,884
 Market reserve                   (679)      (819)        (729)
                               --------   --------   --------
 Merchandise inventories at
   lower of cost or market     $ 56,737   $ 54,431     $ 45,155
                               ========   ========     ========


NOTE D_ASSET REVALUATION
In 1996, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of". In the fourth quarter of fiscal 1997, the company calculated the fair value of store assets, related intangibles and allocated goodwill and as a result, reduced the carrying values of store fixtures and equipment, related beneficial leaseholds and allocated goodwill by $4,034, $1,528 and $15,220, respectively. The total asset revaluation of $20,782 reduced retained earnings in the fourth quarter of fiscal 1996 by a net $18,641.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
PEEBLES INC. & SUBSIDIARY
May 3, 1997

NOTE E _ LONG-TERM DEBT

Long -term debt consisted of the following:

                        May 3, 1997    February 1,   May 4, 1996
                                          1997

1995 Senior Revolving
Facility                  $  43,000      $  43,000      $  29,000
Senior Term Note A           17,300         17,725         19,000
Senior Term Note B           27,400         27,475         27,700
Swingline Facility            4,007          1,415          3,523
                          ---------      ---------      ---------
                             91,707         89,615         79,223
Less current                 12,257          9,665          9,748
maturities
                          ---------      ---------      ---------
                          $  79,450      $  79,950      $  69,475
                          =========      =========      =========

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

The amount available under the 1995 Senior Revolving Facility is determined by a defined asset based formula with maximum borrowings limited to $65 million less outstanding amounts under letters of credit. The Company pays a fee of 1/2 of 1% per annum on any unused portion of the 1995 Senior Revolving Facility. The 1995 Senior Revolving Facility matures on June 9, 2000 and has no specific paydown provisions. On May 20, 1996, the Company drew approximately $10,200 to consummate the CRI Merger. Based on the anticipated operations of the Company in the succeeding twelve-month period, $37,500, $37,500 and $24,600 were considered long-term obligations at May 3, 1997, February 1, 1997 and May 4, 1996, respectively. The Senior Revolving Facility bears interest at LIBOR plus 2.75%.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
(dollars in thousands, except per share amounts)

The following management's discussion and analysis provides information with respect to the results of operations for the three-month period (or "Fiscal Quarter") ended May 3, 1997 in comparison with the Fiscal Quarter ended May 4, 1996.

Net sales for the three-month period ended May 3, 1997 totaled $45,150, an 18.6% increase over net sales of $38,055 for the comparable three-month period ended May 4, 1996. Net sales at comparable stores were up 4.8% in comparison to the prior year, contributing $1,813 to the total $7,095 net sales increase. The majority of the increase in net sales was realized in February, where milder weather and the clearance of a greater amount of seasonal merchandise in the current year as compared to the prior year, fueled sales. The remaining increase in net sales, $5,282, was provided by a net 13 store locations operating the entire Fiscal Quarter ended May 3, 1997 which were not in operation in the comparable prior year Fiscal Quarter. The six remaining stores acquired in the CRI Merger accounted for $2,882. In total, the Company opened 17 new store locations and closed 2 marginally profitable store locations in the twelve-month period subsequent to May 4, 1996. Included in those openings are three new stores which did not materially increase sales in the First Fiscal Quarter, as opening dates were within the last 10 days of the end of the current Fiscal Quarter.

Cost of sales as a percentage of net sales for the three-month periods ended May 3, 1997 and May 4, 1996 were 62.6% and 59.4%, respectively. In general, the increase in the cost of sales percentage results from a combination of lower margins in the new store locations opened in the twelve-month period subsequent to May 4, 1996 and the liquidation of seasonal merchandise, primarily during the first six weeks of the current year Fiscal Quarter. The increase of 3.2 percentage points was split evenly between comparable store locations and new store locations.
While comparable store net sales benefited from the volume resulting from this seasonal inventory clearance, gross margin suffered. New store locations, especially those in markets new to the Company, typically run a higher cost of sales percentage relative to mature stores due to heavier promotions and the lack of comparable sales history. The Company expects the cost of sales percentage to improve relative to the prior year in succeeding Fiscal Quarters as the new store locations anniversary and inventory levels are maintained closer to plan. In addition, the Company's pricing strategy of offering fair, consistent pricing every day, reduces the non-clearance fluctuations caused by promotional markdowns.

Selling, general and administrative expenses, exclusive of depreciation and amortization, improved to 29.1% of net sales for the Fiscal Quarter ended May 3, 1997, from the 30.3% for the comparable prior year period. Reductions came from the Company's ability to successfully leverage its selling, general and administrative expenses as the economies of scale are realized in the central office and distribution facilities. Offsetting these reductions in selling, general and administrative expenses, are the new stores higher occupancy, payroll, and advertising expenses as a percentage of net sales as compared to mature stores. The Company has been successful in controlling these expenses during growth periods, and expects to realize further efficiencies through economies of scale in succeeding Fiscal Quarters.

Depreciation and amortization in the Fiscal Quarters ended May 3, 1997 and May 4, 1996 were 3.5% and 4.5% of net sales, respectively. This decrease is attributable primarily to the impact of higher sales and lower amortization of goodwill due to an asset revaluation in accordance with Statement of Financial Accounting
Standards ("SFAS") No. 121, "Accounting for Impairment of Long-
Lived Assets and for Long-Lived Assets to Be Disposed Of" in the fourth quarter of 1996.

Interest expense for the three-month periods ended May 3, 1997 and May 4, 1996 was $2,143 and $1,880, respectively. The increase results primarily from the increased debt assumed in connection with the addition of the new stores, including the $10.2 million used in the CRI Merger.

The income tax expense for the three-month period ended May 3, 1997 was $32 compared to $143 for the comparable period ended May 4, 1996. The effective income tax rate for the current Fiscal Quarter is 39.5% versus 40.1%. in the comparable prior year period. The effective tax rate differs from the statutory rate primarily due to state income taxes and nondeductible amortization relating to certain acquisition related assets.

As a result of the changes discussed above, net income for the three-month period ended May 3, 1997 was $49 compared to net income of $214 for the three-month period ended May 4, 1996.

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

For the Fiscal Quarters ended May 3, 1997 and May 4, 1996, operating activities provided cash of $996 and used cash of $2,006, respectively. The Company had working capital of $56.3 million and $48.1 million at May 3, 1997 and May 4, 1996, respectively. Net cash was provided by reductions in accounts receivable ratably greater than reductions in accounts payable. In the prior year comparable Fiscal Quarter, accounts receivable decreased slower and accounts payable were reduced faster than in
the current Fiscal Quarter.    Merchandise inventory levels were
built slower as a percentage of total inventory in the current Fiscal Quarter compared to the prior Fiscal Quarter.

Net cash used in investing activities, primarily for capital expenditures, increased from $2,200 to $3,276 for the Fiscal Quarters ended May 4, 1996 and May 3, 1997, respectively. As discussed in more detail below, the Company opened three new stores in the first Fiscal Quarter of 1997. In addition, the Company is underway with the relocation of three existing stores. The Company expects capital expenditures to total approximately $10.7 million in fiscal 1997. Additional new stores, remodelings and relocations will continue to require funding of additional working capital for which the Company must depend on internally generated funds and borrowings under the New Credit Agreement.

The Company currently plans on opening six new store locations, totaling some 158,000 square feet. Three of these new store locations were opened during the first Fiscal Quarter of 1997. The cities, states and gross square footage are as follows: 1) Milford, Delaware (32,000); 2) Altavista, Virginia (29,500) and
3) Kennett Square, Pennsylvania (25,000). The Company has signed non-cancelable leases for the three remaining new store locations, due to open in the Fall of 1997. These stores are: 1) Paris, Tennessee (21,200); 2) New Castle, Pennsylvania (25,000) and 3) Bedford, Virginia (25,000). Based on historical experience, the Company estimates that the cost of opening a new store will include capital expenditures of approximately $425 for leasehold improvements and fixtures and approximately $425 for initial inventory, approximately one-third of which is normally financed through vendor credit. Accounts receivable for new stores typically build to 15% of net sales or approximately $300 within 24 months of the store opening. The Company may also incur capital expenditures to acquire existing stores.

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

                          PEEBLES INC.

Date:   June 9, 1997                   By   /s/  Michael F. Moorman
                                            -----------------------
                                                 Michael F. Moorman
                                                 President and Chief Executive
                                                 Officer (Principal Executive
                                                 Officer)

                                       By   /s/  E. Randolph Lail
                                            ----------------------
                                                 E. Randolph Lail
                                                 Chief Financial Officer,
                                                 Senior Vice President-
                                                 Finance, Treasurer and
                                                 Secretary (Principal
                                                 Financial Officer)