Form 10-Q
period 1997-08-02
PEEBLES INC
filed 1997-09-11
CIK 804125

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                     ________________________

                           FORM 10-Q


           Quarterly Report Pursuant to Section 15(d) of the
                 Securities Exchange Act of 1934

                For the Quarter Ended August 2, 1997
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

As of August 2, 1997, 1,000 shares of Common Stock of Peebles Inc. were outstanding.

ITEM 1.   FINANCIAL STATEMENTS
CONDENSED CONSOLIDATED BALANCE SHEET
PEEBLES INC. & SUBSIDIARY
(dollars in thousands, except per share amounts)

                         August 2, 1997  February 1, 1997  August 3, 1996
                        ---------------  ---------------- ---------------
ASSETS                    (Unaudited)                       (Unaudited)
CURRENT ASSETS

  Cash                      $     59        $    228         $     48
  Accounts receivable, net    26,579          32,062           27,246
  Merchandise inventories     56,057          54,431           49,793
  Prepaid expenses             1,049           1,036            1,002
  Other                          205              69              466
                            --------        --------         --------
  TOTAL CURRENT ASSETS        83,949          87,826           78,555

PROPERTY AND EQUIPMENT, net   36,562          33,460           36,544
OTHER ASSETS

  Excess of cost over net
      assets acquired, net    35,274          36,069           53,135
  Deferred financing cost      2,383           2,808            3,219
  Other                        3,180           3,405            6,045
                            --------        --------         --------
                              40,837          42,282           62,399
                            --------        --------         --------
                          $  161,348      $  163,568       $  177,498

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
  Accounts payable        $   11,188      $   10,737       $   9,614
  Accrued compensation
   and other expenses          4,286           5,000           3,491
  Income taxes payable           431             675           1,037
  Deferred income taxes        2,934           2,934           2,788
  Current maturities
      of long-term debt        8,965           9,665           8,383
  Other                          363             602             455
                            --------        --------        --------
TOTAL CURRENT LIABILITIES     28,167          29,613          25,768
LONG-TERM DEBT                78,565          79,950          78,975
LONG-TERM CAPITAL LEASE
   OBLIGATIONS                 1,188           1,347           1,507
DEFERRED INCOME TAXES          3,235           3,235           6,350
STOCKHOLDERS' EQUITY

Preferred stock - no par
 value, authorized
  1,000,000 shares, none
  issued and outstanding         --              --              --
Common stock-- par value
  $.10 per share, authorized
  5,000,000 shares, 1,000
  issued and outstanding.         1               1               1
Additional capital           59,307          59,307          59,307
Retained earnings
  (deficit):  accumulated
  from May 27, 1995;         (9,115)         (9,885)          5,590
                            --------        --------        -------
                              50,193          49,423         64,898
                            --------        --------        -------
                          $  161,348      $  163,568     $  177,498

See notes to condensed consolidated financial statements

CONDENSED CONSOLIDATED STATEMENT OF INCOME
 PEEBLES INC. & SUBSIDIARY
(dollars in thousands, except per share amounts)
(Unaudited)

                       Three-Month Period Ended     Six-Month Period Ended
                       ------------------------    ------------------------

                         August 2,  August 3,       August 2,     August 3,
                           1997       1996            1997          1996
                       ----------   ---------      ----------    ----------
NET SALES              $  49,808   $  42,366       $ 94,958      $ 80,421

COSTS AND EXPENSES
 Cost of sales            29,515      24,805         57,777        47,412
 Selling, general and
 administrative expenses  15,183      12,984         28,320        24,525
 Depreciation and
   amortization            1,620       1,820          3,179         3,544
                       ---------    --------       --------      --------
                          46,318      39,609         89,276        75,481
                       ---------    --------       --------      --------
OPERATING INCOME           3,490       2,757          5,682         4,940

OTHER INCOME                  25          91             57           145

INTEREST EXPENSE           2,313       2,272          4,456         4,152
                         -------      ------       --------      --------
INCOME BEFORE
  INCOME TAXES             1,202         576          1,283           933

INCOME TAXES
 Federal, state
    and deferred             481         230           513            373
                        --------    --------       -------       --------
NET INCOME              $    721    $    346      $    770       $    560
                        ========    ========      ========       ========
EARNINGS PER SHARE      $    721    $    346      $    770       $    560
                        ========    ========      ========       ========
Average common stock
 and common stock
 equivalents outstanding   1,000       1,000         1,000          1,000
                        ========    ========      ========       ========

See notes to condensed consolidated  financial statements

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
 PEEBLES INC. & SUBSIDIARY
(dollars in thousands)
(Unaudited)

                                    Six-Month Period Ended
                                August 2, 1997      August 3, 1996

OPERATING ACTIVITIES
  Net Income                       $  770             $   560
  Adjustments to reconcile net
     income to net cash used in
     operating activities:
        Depreciation                2,241               2,265
        Amortization                1,400               1,739
        Provision for doubtful
            accounts                  756                 509
        LIFO Reserve adjustment       479                  50
        Changes in operating assets
           and liabilities:
           Accounts receivable      4,727               3,915
           Merchandise inventories (2,105)             (3,471)
           Accounts payable           451                (343)
           Other assets and
            liabilities            (1,347)               (762)
                                  -------              ------
   NET CASH PROVIDED BY
        OPERATING ACTIVITIES        7,372               4,462

INVESTING ACTIVITIES
  Acquisition of Carlisle
           Retailers, Inc.            --               (9,769)
  Acquisition Fees -
    Carlisle Retailers, Inc.          --               (1,780)
  Purchase of property and
    equipment                     (5,436)              (5,342)
  Other                              (20)                  77
                                 -------               ------
    NET CASH USED IN
       INVESTING ACTIVITIES       (5,456)             (16,814)

FINANCING ACTIVITIES
 Proceeds from revolving line
   of credit and long-term debt  126,798              123,913
 Reduction in revolving line
   of credit and long-term debt (128,883)            (121,919)
 Proceeds from revolving
   facilities-Acquisition of
   Carlisle Retailers, Inc.           --               10,213
                                --------             --------
NET CASH PROVIDED BY (USED IN)
   FINANCING ACTIVITIES           (2,085)              12,207
                                --------             --------
DECREASE IN CASH AND
   CASH EQUIVALENTS                 (169)                (145)

Cash and cash equivalents
   beginning of period               228                  193
                                --------              -------
CASH AND CASH EQUIVALENTS
   END OF PERIOD                  $   59               $   48
                                ========             ========

See notes to condensed consolidated financial statements

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN
STOCKHOLDERS' EQUITY
 PEEBLES INC. & SUBSIDIARY
(dollars in thousands, except per share amounts)
(Unaudited)
                             Common Stock
                             ------------
                                        Par   Additional        Retained
                             Shares    Value   Capital     Earnings (Deficit)
                            --------   -----  ----------   ------------------

Balance January 28, 1995    2,942,690  $ 294   $ 64,390        $ 17,550

Net (loss)                         --     --         --          (1,528)
                            ---------  -----   --------        --------
Balance May 27, 1995,
 prior to 1995 Acquisition  2,942,690    294     64,390          16,022

1995 Acquisition
 adjustments               (2,941,690)  (293)    (5,083)        (16,022)
                           ----------  -----   ---------       --------
Balance May 27, 1995,
 following 1995 Acquisition     1,000      1     59,307              --

Net income                         --     --         --           5,030
                           ----------  -----   --------        --------
Balance February 3, 1996        1,000      1     59,307           5,030

Net income                         --     --         --             560
                           ----------  -----   --------        --------
Balance August 3, 1996          1,000      1     59,307           5,590

Net (loss)                         --     --         --         (15,475)
                           ----------  -----   --------        --------
Balance February 1, 1997        1,000      1     59,307          (9,885)

Net income                         --     --         --             770
                           ----------  -----   --------        --------
Balance August 2, 1997          1,000  $   1   $ 59,307      $   (9,115)

See notes to condensed consolidated  financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
PEEBLES INC. & SUBSIDIARY
August 2, 1997

(dollars in thousands, except per share amounts)

NOTE A.ORGANIZATION AND BASIS OF PRESENTATION

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

Acquisition of Carlisle Retailers, Inc.:  On May 20, 1996, a merger (the
"CRI Merger") was consummated whereby Carlisle Retailers, Inc. ("Carlisle"), an Ohio corporation, became a wholly owned subsidiary of Peebles Inc.
together the "Company"). The $11,549 cash purchase price included $6,311 to common shareholders of Carlisle, $3,458 to a financial services company for the majority of the outstanding Carlisle proprietary credit card accounts receivable portfolio, and $1,780 in acquisition expenses. The acquisition was funded primarily by proceeds from the Senior Revolving Facility.

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

NOTE B. ACCOUNTS RECEIVABLE

Accounts receivable are shown net of $1,349, $1,224 and $1,087 representing the allowance for uncollectible accounts at August 2, 1997, February 1, 1997 and August 3, 1996, respectively. As a service to its customers, the Company offers credit through the use of its own charge card, certain major credit cards and a layaway plan. The Peebles' customer usually resides in the local community immediately surrounding the store location. Peebles stores serve these local customers in Virginia, Maryland, North Carolina, South Carolina, Tennessee, Kentucky, Alabama, Delaware, New Jersey, Ohio, Pennsylvania and
New York.  The Company does not require collateral from its customers.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
PEEBLES INC. & SUBSIDIARY
August 2, 1997

NOTE C. MERCHANDISE INVENTORIES

Consistent with the purchase method of accounting used in the 1995 Acquisition, the LIFO reserve was eliminated, the recorded value of merchandise inventories was increased to fair value (the "Fair Value Adjustment") and a new LIFO base year was established at May 27, 1995. The market reserve adjusts inventory to lower of LIFO cost and market.

Merchandise inventories consisted of the following:

                        August 2, 1997  February 1, 1997  August 3, 1996
                        --------------  ----------------  --------------
Merchandise inventories
   at FIFO cost           $ 49,553         $  47,448        $  43,121
Fair Value Adjustment        7,436             7,436            7,436
LIFO reserve                  (789)              366              138
                          --------         ---------        ---------
Merchandise inventories
 at LIFO cost               56,200            55,250           50,695
Market reserve                (143)             (819)            (902)
                          --------         ---------        ---------
Merchandise inventories
 at lower of cost or
 market                   $ 56,057         $  54,431        $  49,793

NOTE D. ASSET REVALUATION

In 1996, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of". The Company periodically reviews the carrying value of long-lived assets to determine if impairment has occurred. The primary indicators of impairment are, but not limited to, significant changes in competition or demographics, recent historical operating profitability, projected profitability and the related cash flows of each. Projections are based on management's best estimates of future performance.

In the fourth quarter of fiscal 1996, on an individual store basis, increased competition and shifting demographics in certain markets, together with historical and projected store operations, indicated that the aggregate estimated undiscounted cash flows to be generated would be less than the current carrying values of certain store assets, related intangibles and allocated goodwill. As a result, fair value was calculated using a multiple of discounted projected cash flows and carrying values were reduced as follows:

Store fixtures and equipment             $  4,034
Related beneficial leaseholds               1,528
Allocated goodwill                         15,220
                                         --------
   Total asset revaluation               $ 20,782


A fair value estimate is based on the best information available, including prices for similar assets or the results of valuation techniques such as discounting estimated future cash flows as if the decision to continue to use the impaired asset was a new investment decision.

The Company continues to calculate the fair value of its assets and does not expect a future material effect on the Company's consolidated financial position or operating results from the application of SFAS 121.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
PEEBLES INC. & SUBSIDIARY
August 2, 1997

NOTE E. LONG-TERM DEBT

Long -term debt consisted of the following:

                          August 2, 1997  February 1, 1997  August 3, 1996
                          --------------  ----------------  --------------
Senior Revolving Facility  $  31,000         $  43,000       $  38,000
Senior Term Note A            16,625            17,725          18,575
Senior Term Note B            37,298            27,475          27,625
Swingline Facility             2,607             1,415           3,158
                           ---------         ---------       ---------
                              87,530            89,615          87,358
Less current maturities        8,965             9,665           8,383
                           ---------         ---------       ---------
                           $  78,565         $  79,950       $  78,975

The Company has a $120 million credit facility (the "1995 Credit Agreement") which provides a Senior Term Facility, a Senior Revolving Facility, and a
"Swingline Facility".   The 1995 Credit Agreement is secured by a first
priority security interest in substantially all the personal property and certain real property of Peebles. Restrictive covenants prohibit the payment of cash dividends in any fiscal year.

The Senior Term Facility includes two notes, Senior Term Note A and Senior Term Note B, with original principal balances of $20 million and $30 million, respectively. In conjunction with an amendment of the 1995 Credit Agreement on July 30, 1997, the Company transferred $10 million from the Senior
Revolving Facility to Senior Term Note B. Senior Term Note A and Senior Term Note B each require quarterly payments, coinciding with the Company's fiscal quarters, of principal (increasing annually from the current $425 and $102 per quarter, respectively) and interest in arrears through maturity. Senior Term Note A and Senior Term Note B mature on June 9, 2000 and 2002, respectively. Senior Term Note A and Senior Term Note B bear interest at
LIBOR plus 2.75% and LIBOR plus 3.25%, respectively.

The amount available under the Senior Revolving Facility is determined by a defined asset based formula with maximum borrowings limited to $65 million less outstanding amounts under letters of credit. The Company pays a fee of 1/2 of 1% per annum on any unused portion of the Senior Revolving Facility.
The Senior Revolving Facility matures on June 9, 2000 and has no specific paydown provisions. On May 20, 1996, the Company drew approximately $10,200 to consummate the CRI Merger. Based on the anticipated operations of the Company in the succeeding twelve-month period, $27,500, $37,500 and $34,600 were considered long-term obligations at August 2, 1997, February 1, 1997 and August 3, 1996, respectively. The Senior Revolving Facility bears interest at LIBOR plus 2.75%.

Loans under the Swingline facility are drawn and repaid daily based on the operating activity of the Company. Aggregate amounts outstanding under the Swingline Facility cannot exceed $5 million. Excess borrowings or funding outside these amounts revert to the 1995 Senior Revolving Facility.
The Swingline Facility currently bears interest at prime plus 1-1/2% and has no LIBOR conversion option.

NOTE F. LEASES

The Company leases substantially all of its store locations under capital and operating leases with initial terms ranging from 1 to 25 years and renewal options ranging from 1 to 10 years expiring at various dates through 2033. The Company has signed or obtained noncancelable operating leases for eight new store locations opening in the fiscal year ended January 31, 1998. Included are Milford, Delaware (32,000 square feet), Altavista, Virginia (29,500 square feet), Kennett Square, Pennsylvania (25,000 square feet), Gardendale, Alabama (21,400 square feet), Paris, Tennessee (21,200 square feet), Fayetteville, Tennessee (29,000 square feet), New Castle, Pennsylvania (25,000 square feet), and Bedford, Virginia (25,000 square feet). The average annual base rent is $97 for each location with initial terms ranging from 10 to 20 years and renewal options ranging from 3 to 5 years.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
PEEBLES INC. & SUBSIDIARY
August 2, 1997

NOTE G. INCOME TAXES

Differences between the effective rate of income taxes and the statutory rate arise principally from the state income taxes and non-deductible amortization related to certain purchase accounting adjustments.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(dollars in thousands, except per share amounts)

The following management's discussion and analysis provides information with respect to the results of operations for the three-month period (or "Fiscal Quarter") and six-month period ended August 2, 1997 in comparison with the Fiscal Quarter and six-month period ended August 3, 1996. With the consummation of the CRI Merger on May 20, 1996, Carlisle Retailers Inc. became a wholly owned subsidiary of Peebles Inc. These stores are included in the results of consolidated operations beginning May 20, 1996.

Consolidated net sales and results of consolidated operations, expressed as percentage of net sales are presented below for the three-month and six-month periods ended August 2, 1997 and August 3, 1996.

                             Three-Month Period Ended  Six-Month Period Ended
                             ------------------------  ----------------------
                              August 2,    August 3,    August 2,  August 3,
                                1997         1996         1997       1996
                             ----------   ----------   ----------  ---------
Net sales                     $ 49,808     $ 42,366    $ 94,958    $ 80,421
% increase                       17.6%        8.7%        18.1%       6.5%

Comparable stores % increase
    (decrease) in sales:          8.1%       (1.9%)        6.5%      (1.4%)

Operations as a Percentage
    of Net Sales:
Cost of sales (FIFO)             58.5%       58.4%        60.3%      58.9%
LIFO adjustment                    .8          .2           .5         .1
                              -------      ------       ------     ------
  Cost of sales (LIFO)           59.3        58.6         60.8       59.0
Selling, general &
  administrative expenses        30.4        30.6         29.8       30.5
Depreciation and amortization     3.3         4.3          3.4        4.4
                              -------      ------        -----      -----
Operating Income                  7.0         6.5          6.0        6.1


Interest Expense                  4.6         5.4          4.7        5.1
Other income                       .1          .2            -         .2
Provision for income taxes        1.0          .5           .5         .5
                             --------      ------         ----       ----
Net Income                        1.5%         .8%          .8%        .7%

Net sales for the three-month period ended August 2, 1997 totaled $49,808, a 17.6% increase over net sales of $42,366 for the comparable three-month period ended August 3, 1996. Net sales at comparable stores were up 8.1% in comparison to the prior year Fiscal Quarter, contributing $3,049 to the total $7,442 net sales increase. The remaining increase in net sales for the Fiscal Quarter, $4,393, was provided by a net 8 store locations operating the entire Fiscal Quarter ended August 2, 1997 which were not in operation in the comparable prior year Fiscal Quarter. Comparable store sales increased in June as a relatively mild, wet spring transitioned into a dry, hot summer in most of the Company's regions. In addition, a greater percentage of fall/winter merchandise was cleared earlier in the current year than in the prior, and together with earlier delivery of spring/summer merchandise gave the Company the opportunity to better meet the increased demand when the weather changed. For the six-month periods ended August 2, 1997 and August 3, 1996, net sales were $94,958 and $80,421, respectively, an increase of 18.1%. In the current year six-month period, comparable sales were $80,175, up $4,862 or 6.5% in comparison to the prior year six-month period ended August 3, 1996.
The remaining increase of $9,675 was due to the inclusion of the Carlisle stores for the entire six-month period and the opening of 10 new store locations while closing 3 marginally profitable stores in the twelve month period subsequent to August 3, 1996. One store closed in the last week of the current Fiscal Quarter.

For the second Fiscal Quarter, cost of sales, measured on a FIFO basis, was consistent with the prior year at 58.5%, versus 58.4% in the prior year. Cost of sales was controlled during a Fiscal Quarter of significant sales growth and new store growth due to the management of inventory levels and the Company's pricing strategy. In the first Fiscal Quarter of the current year, the Company liquidated a greater percentage of fall/winter seasonal merchandise than in the prior year first Fiscal Quarter, and as a result the FIFO cost of sales percentage for the six month period ended August 2, 1997 was 60.3%, up from 58.9% for the comparable prior year period. This earlier liquidation of seasonal merchandise allowed for a less promotional clearance transition to the summer merchandise and planned inventory levels, the benefits of which offset the opening of 8 net new stores since August 3, 1996, 3 of which opened as recently as the last 2 weeks of the current year first Fiscal Quarter. Management expects cost of sales to remain under control during the transition to Fall merchandise as robust sales and greater management of merchandise mix has inventory levels in line with plans.

Benign inflation as measured through the Bureau of Labor's Department Store Inventory Price Index has minimized LIFO reserve requirements since the Company's re-establishment of LIFO base year in June 1995. In the current year second Fiscal Quarter, however, indications of rising costs coupled with the projected increase in inventory levels resulted in a greater accrual adjusting FIFO to LIFO than in prior periods.

Selling, general and administrative expenses, exclusive of depreciation and amortization, improved to 30.4% of net sales for the Fiscal Quarter ended August 2, 1997, from the 30.6% for the comparable prior year period. For the comparable six-month period, selling, general and administrative expenses improved to 29.8% of net sales from 30.5% in the prior year comparable period. Reductions came from the Company's ability to successfully leverage its selling, general and administrative expenses as the economies of scale are realized in the central office and distribution facilities. Offsetting these reductions in selling, general and administrative expenses, are the new stores higher occupancy, payroll, and advertising expenses as a percentage of net sales as compared to mature stores. The Company has been successful in controlling these expenses during growth periods, and expects to realize further efficiencies through economies of scale in succeeding Fiscal Quarters.

Depreciation and amortization was 3.3% and 3.4% as a percentage of net sales for the Fiscal Quarter and six-month period ended August 2, 1997, respectively.
In the prior year comparable three-month and six-month periods ended August 3
, 1996 depreciation and amortization was 4.3% and 4.4% of net sales, respectively. This decrease is attributable primarily to the impact of lower amortization of goodwill due to an asset revaluation in accordance with Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed
Of" in the fourth quarter of 1996.

Interest expense for the Fiscal Quarters ended August 2, 1997 and August 3, 1996 was $2,313 and $2,272, respectively and $4,456 and $4,152, respectively for the six-month periods then ended. The increase results primarily from the increased debt assumed in connection with the addition of the new stores, including those acquired in the CRI Merger.

The income tax expense for the three-month and six-month period ended August 2, 1997 was $481 and $513, respectively, compared to a $230 and $373, respectively, for the comparable periods ended August 3, 1996. The effective tax rate differs from the statutory rate primarily due to state income taxes and nondeductible amortization relating to certain acquisition related assets.

As a result of the changes discussed above, net income for the three-month and six-month periods ended August 2, 1997 was $721 and $770, respectively, compared to net income of $346 and $560 for the three-month and six-month period ended August 3, 1996.

LIQUIDITY AND CAPITAL RESOURCES

The Company's primary cash requirements are for capital expenditures in connection with both the Company's new store expansion and remodeling program and for working capital needs. The Company's primary sources of funds are cash flow from continuing operations, borrowings under the 1995 Credit Agreement and trade accounts payable. The Company's inventory levels typically build throughout the fall, peaking during the Christmas selling season, while accounts receivable peak during December and decrease during the first quarter. Capital expenditures typically occur evenly throughout the first three quarters of each year.

For the six-month period ended August 2, 1997 and August 3, 1996, operating activities provided cash of $7,372 and $4,462, respectively. The Company had working capital of $55.8 million and $52.8 million at August 2, 1997 and August 3, 1996, respectively. Operations provided more net cash in the current six-month period in comparison to the prior year as i) accounts receivable were collected ratably faster; ii) merchandise inventories were built slower;
iii) accounts payable increased versus being paid down and iv) overall operations produced greater net income.

Net cash used in investing activities, primarily for capital expenditures, increased to $5,436 from $5,342 for the six-month period ended August 2, 1997 and August 3, 1996, respectively. As discussed in more detail below, the Company opened three new stores in the first Fiscal Quarter of 1997, will open 5 new stores by November 1997, and will relocate three existing stores. The Company expects capital expenditures to total approximately $10.7 million in fiscal 1997. Additional new stores, remodelings and relocations will continue to require funding of additional working capital for which the Company must depend on internally generated funds and borrowings under the 1995
Credit Agreement.

The Company currently plans on opening eight new store locations, totaling some 208,100 square feet during the current fiscal year. Three of these new store locations were opened during the first Fiscal Quarter of 1997. The cities, states and gross square footage are as follows: 1) Milford, Delaware
(32,000); 2) Altavista, Virginia (29,500) and 3) Kennett Square, Pennsylvania (25,000). The Company has signed non-cancelable leases for the five remaining new store locations, due to open in the Fall of 1997. These stores are: 1) Paris, Tennessee (21,200); 2) New Castle, Pennsylvania (25,000);
3) Bedford, Virginia (25,000); Gardendale Alabama (21,400), Fayetteville, Tennessee (29,000). Based on historical experience, the Company estimates that the cost of opening a new store will include capital expenditures of approximately $425 for leasehold improvements and fixtures and approximately $425 for initial inventory, approximately one-third of which is normally financed through vendor credit. Accounts receivable for new stores typically build to 15% of net sales or approximately $300 within 24 months of the store opening. The Company may also incur capital expenditures to acquire existing stores.

The Company finances its operations, capital expenditures, and debt service payments with funds available under the Senior Revolving Facility. The maximum amount available under the Senior Revolving Facility is $65 million less amounts outstanding under letters of credit. The actual amount available is determined by an asset based formula, adjusted for seasonal working capital requirements. The Company believes the cash flow generated from operating activities together with funds available under the Senior Revolving Facility will be sufficient to fund the investing activities and the required payments under the 1995 Credit Agreement.


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

PEEBLES INC.

Date:   September 11, 1997        By   /s/    Michael F. Moorman
                                      --------------------------
                                      Michael F. Moorman
                                      President and Chief Executive Officer
                                      (Principal Executive Officer)

                                  By   /s/   E. Randolph Lail
                                      ---------------------------
                                      E. Randolph Lail
                                      Chief Financial Officer, Senior Vice
                                      President-Finance, Treasurer and
                                      Secretary
                                      (Principal Financial Officer)