Form 10-Q
period 1997-11-01
PEEBLES INC
filed 1997-11-26
CIK 804125

SECURITIES AND EXCHANGE COMMISSION
              Washington, D.C.  20549

             ________________________

                    FORM 10-Q


Quarterly Report Pursuant to Section 15(d) of the
        Securities Exchange Act of 1934

For the Quarter Ended November 1, 1997
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

As of November 1, 1997, 1,000 shares of Common Stock of Peebles Inc. were outstanding.

ITEM 1.   FINANCIAL STATEMENTS
CONDENSED CONSOLIDATED BALANCE SHEET
PEEBLES INC. & SUBSIDIARY
(dollars in thousands, except per share amounts)

                       November 1, 1997   February 1, 1997   November 2, 1996
                       ----------------   ----------------   ----------------
ASSETS                  (Unaudited)                            (Unaudited)
CURRENT ASSETS

Cash                      $    54           $     228           $     51
Accounts receivable, net   27,725              32,062             28,243
Merchandise inventories    69,230              54,431             63,055
Prepaid expenses            1,280               1,036              1,849
Other                         981                  69                166
                          -------           ---------           --------
TOTAL CURRENT ASSETS       99,270              87,826             93,364


PROPERTY AND EQUIPMENT,
  net                      38,139              33,460             37,594
OTHER ASSETS
Excess of cost over
 net assets acquired, net  34,876              36,069             52,243
Deferred financing cost     2,171               2,808              3,007
Other                       3,065               3,405              5,130
                         --------            --------           --------
                           40,112              42,282             60,380
                         --------            --------           --------
                      $   177,521         $   163,568        $   191,338

LIABILITIES AND
  STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable       $   17,464         $    10,737        $    14,370
Accrued compensation
  and other expenses        2,708               5,000              3,281
Income taxes payable          206                 675                734
Deferred income taxes       2,934               2,934              2,679
Current maturities of
   long-term debt          21,089               9,665             20,764
Other                         367                 602                401
                         --------             -------           --------
TOTAL CURRENT
      LIABILITIES          44,768              29,613             42,229
LONG-TERM DEBT             77,788              79,950             78,475
LONG-TERM CAPITAL
   LEASE OBLIGATIONS        1,148               1,347              1,447
DEFERRED INCOME TAXES       3,235               3,235              4,484
STOCKHOLDERS' EQUITY
Preferred stock-
  no par value, authorized
   1,000,000 shares, none
   issued and outstanding      --                  --                --
Common stock-- par
  value $.10 per share,
  authorized 5,000,000
  shares, 1,000 issued
  and outstanding.              1                   1                 1
Additional capital         59,307              59,307            59,307
Retained earnings
  (deficit): accumulated
  from May 27, 1995;       (8,726)             (9,885)            5,395
                          -------             -------           -------
                           50,582              49,423            64,703
                         --------            --------           -------
                      $   177,521          $  163,568        $  191,338

See notes to condensed consolidated financial statements

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
 PEEBLES INC. & SUBSIDIARY
(dollars in thousands, except per share amounts)
(Unaudited)

                        Three-Month Period Ended    Nine-Month Period Ended
                 November 1, 1997  November 2, 1996 November 1, 1997 November 2, 1996
                 ----------------  ---------------  ---------------- ----------------

NET SALES           $  52,411         $  47,540         $  147,369      $  127,961

COSTS AND EXPENSES
  Cost of sales        32,077            29,462             89,854          76,874
  Selling, general
   and administrative
   expenses            15,365            14,340             43,685          38,865
  Depreciation and
   amortization         1,813             1,839              4,992           5,383
                   ----------         ---------         ----------      ----------
                       49,255            45,641            138,531         121,122
                   ----------         ---------         ----------      ----------
OPERATING INCOME        3,156             1,899              8,838           6,839

OTHER INCOME               45                52                102             197

INTEREST EXPENSE        2,552             2,275              7,008           6,427
                     --------          --------         ----------       ---------
INCOME (LOSS)  BEFORE
 INCOME TAXES (BENEFIT)   649              (324)             1,932             609

INCOME TAXES (BENEFIT)
Federal, state
    and deferred          260              (130)               773             244
                    ---------         ---------          ---------       ---------
NET INCOME (LOSS)   $     389         $    (194)        $    1,159       $     365
                    =========         =========          =========       =========
EARNINGS (LOSS)
 PER SHARE          $     389         $    (194)        $    1,159       $     365
                    =========         =========          =========       =========

Average common stock
  and common stock
  equivalents
  outstanding           1,000             1,000             1,000            1,000
                    =========         =========         =========        =========

See notes to condensed consolidated  financial statements

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
 PEEBLES INC. & SUBSIDIARY
(dollars in thousands)
(Unaudited)

                                     Nine-Month Period Ended
                           November 1, 1997      November 2, 1996
                           ---------------       ---------------
OPERATING ACTIVITIES
  Net Income                  $  1,159              $    365
  Adjustments to reconcile
    net income to net cash
    used in operating
    activities:
       Depreciation              3,584                 3,447
       Amortization              2,101                 2,626
  Provision for doubtful
    accounts                     1,013                   683
  LIFO Reserve adjustment          600                   122
  Changes in operating
    assets and liabilities:
      Accounts receivable        3,324                 2,811
      Merchandise inventories  (15,399)              (16,555)
      Accounts payable           6,727                 4,413
      Other assets and
        liabilities             (4,152)               (2,176)
                               -------              --------
NET CASH USED IN
  OPERATING ACTIVITIES          (1,043)               (4,264)

INVESTING ACTIVITIES
  Acquisition of Carlisle
     Retailers, Inc.                --               (11,549)
  Purchase of property
     and equipment              (8,274)               (7,857)
  Other                           (119)                 (559)
                                -------             ---------
NET CASH USED IN
  INVESTING ACTIVITIES           (8,393)             (19,965)

FINANCING ACTIVITIES
  Proceeds from revolving
   line of credit and
   long-term debt               228,473              203,700
  Reduction in revolving
   line of credit and
   long-term debt              (219,211)            (189,826)
  Proceeds from revolving
   facilities-Acquisition of
   Carlisle Retailers, Inc.          --               10,213

                             ----------             --------
NET CASH PROVIDED
  BY FINANCING ACTIVITIES         9,262               24,087
                              ---------            ---------

DECREASE IN CASH AND
   CASH EQUIVALENTS                (174)                (142)

Cash and cash equivalents
    beginning of period             228                  193
                             ----------             --------

CASH AND CASH EQUIVALENTS
   END OF PERIOD              $      54            $      51

See notes to condensed consolidated financial statements

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN
STOCKHOLDERS' EQUITY
 PEEBLES INC. & SUBSIDIARY
(dollars in thousands, except per share amounts)
(Unaudited)

                               Common Stock
                            ---------------------
                                             Par          Additional        Retained
                              Shares         Value          Capital     Earnings (Deficit)
                             --------       -------       -----------   ------------------
Balance January 28, 1995    2,942,690        $  294        $ 64,390     $  17,550

 Net (loss)                        --            --              --        (1,528)
                           ----------       -------        --------     ----------
Balance May 27, 1995,
  prior to 1995 Acquisition 2,942,690           294          64,390        16,022

 1995 Acquisition
  adjustments              (2,941,690)         (293)         (5,083)      (16,022)
                          ------------      -------        --------      ---------
Balance May 27, 1995,
  following 1995 Acquisition    1,000             1          59,307            --

 Net income                        --            --              --         5,030
                            ---------       -------        --------      --------

Balance February 3, 1996        1,000             1          59,307         5,030

 Net income                        --            --              --           365
                            ---------       -------        --------       -------

Balance November 2, 1996        1,000             1          59,307         5,395

 Net (loss)                        --            --              --       (15,280)
                            ---------       -------        --------       -------

Balance February 1, 1997        1,000             1          59,307        (9,885)

 Net income                        --            --              --         1,159
                            ---------       -------        --------       -------

Balance November 1, 1997        1,000       $     1        $ 59,307     $  (8,726)

See notes to condensed consolidated  financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
PEEBLES INC. & SUBSIDIARY
November 1, 1997

(dollars in thousands, except per share amounts)

NOTE A-ORGANIZATION AND BASIS OF PRESENTATION
The 1995 Acquisition: Peebles Inc. was acquired by PHC Retail Holding Company ("PHC Retail") for approximately $136 million, which included acquisition related expenses of approximately $5.6 million and the refinancing of existing debt (the "1995 Acquisition"). PHC Retail, a closely held company, has no significant assets other than the entire equity interest of Peebles Inc. common stock, $.10 par value (the "Common Stock") and had no operations prior to the 1995 Acquisition. The 1995 Acquisition was accounted for using the purchase method of accounting with an effective date of May 27, 1995, and accordingly, a new accounting basis was begun.

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

NOTE B-ACCOUNTS RECEIVABLE
Accounts receivable are shown net of $1,349, $1,224 and $1,087 representing the allowance for uncollectible accounts at November 1, 1997, February 1, 1997 and November 2, 1996, respectively. As a service to its customers, the Company offers credit through the use of its own charge card, certain major credit cards and a layaway plan. The Peebles' customer usually resides in the local community immediately surrounding the store location. Peebles stores serve these local customers in Virginia, Maryland, North Carolina, South Carolina, Tennessee, Kentucky, Alabama, Delaware, New Jersey, Ohio, Pennsylvania and New York. The Company does not require collateral from its customers.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
PEEBLES INC. & SUBSIDIARY
November 1, 1997

NOTE C-MERCHANDISE INVENTORIES
Consistent with the purchase method of accounting used in the 1995 Acquisition, the LIFO reserve was eliminated, the recorded value of merchandise inventories was increased to fair value (the "Fair Value Adjustment") and a new LIFO base year was established at May 27, 1995. The market reserve adjusts inventory to lower of LIFO cost and market.

Merchandise inventories consisted of the following:

                           November 1, 1997  February 1, 1997  November 2, 1996
                           ----------------  ----------------  ----------------

Merchandise inventories
   at FIFO cost               $   62,847        $   47,448         $   56,133
Fair Value Adjustment              7,436             7,436              7,436
LIFO reserve                        (213)              366                327
                              ----------        ----------          ---------
Merchandise inventories
   at LIFO cost                   70,070            55,250             63,896
Market reserve                      (840)             (819)              (841)
Merchandise inventories at
   lower of cost or market    ----------        ----------          ----------
                               $  69,230        $   54,431          $  63,055

NOTE D-ASSET REVALUATION
In 1996, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of". The Company periodically reviews the carrying value of long-lived assets to determine if impairment has occurred. The primary indicators of impairment are, but not limited to, significant changes in competition or demographics, recent historical operating profitability, projected profitability and the related cash flows of each. Projections are based on management's best estimates of future performance.

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

Store fixtures and equipment                  $   4,034
Related beneficial leaseholds                     1,528
Allocated goodwill                               15,220
                                               --------
    Total asset revaluation                   $  20,782
                                              =========

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
PEEBLES INC. & SUBSIDIARY
November 1, 1997

NOTE E - LONG-TERM DEBT

Long-term debt consisted of the following:

                            November 1, 1997  February 1, 1997  November 2, 1996
                            ----------------  ----------------  ----------------
Senior Revolving Facility      $  42,000         $  43,000         $  49,000
Senior Term Note A                15,950            17,725            18,150
Senior Term Note B                37,196            27,475            27,550
Swingline Facility                 3,731             1,415             4,539
                               ---------         ---------         ---------
                                  98,877            89,615            99,236
Less current maturities           21,089             9,665            20,764
                               ---------         ---------         ---------
                               $  77,788         $  79,950         $  78,475
                               =========         =========         =========

The Company has a $120 million credit facility (the "1995 Credit Agreement")
which provides a Senior Term Facility, a Senior Revolving Facility, and a
"Swingline Facility".   The 1995 Credit Agreement is secured by a first
priority security interest in substantially all the personal property and certain real property of Peebles. Restrictive covenants prohibit the payment of cash dividends in any fiscal year. The Senior Term Facility includes two notes, Senior Term Note A and Senior Term Note B, with original principal balances of $20 million and $30 million, respectively.  In conjunction with an amendment of the 1995 Credit Agreement on July 30, 1997, the Company
transferred $10 million from the Senior Revolving Facility to Senior Term
Note B.  Senior Term Note A and Senior Term Note B each require quarterly payments, coinciding with the Company's fiscal quarters, of principal
(increasing annually from the current $675 and $102 per quarter, respectively) and interest in arrears through maturity.  Senior Term Note A and
Senior Term Note B mature on June 9, 2000 and 2002, respectively.  Senior Term
Note A and Senior Term Note B bear interest at LIBOR plus 2.75% and LIBOR plus 3.25%, respectively.

The amount available under the Senior Revolving Facility is determined by a defined asset based formula with maximum borrowings limited to $65 million less outstanding amounts under letters of credit. The Company pays a fee of 1/2 of 1% per annum on any unused portion of the Senior Revolving Facility.
The Senior Revolving Facility matures on June 9, 2000 and has no specific paydown provisions. On May 20, 1996, the Company drew approximately $10,200 to consummate the CRI Merger. Based on the anticipated operations of the Company in the succeeding twelve-month period, $27,500, $37,500 and $34,600 were considered long-term obligations at November 1, 1997, February 1, 1997 and November 2, 1996, respectively. The Senior Revolving Facility bears interest at LIBOR plus 2.75%.

Loans under the Swingline facility are drawn and repaid daily based on the operating activity of the Company. Aggregate amounts outstanding under the Swingline Facility cannot exceed $5 million. Excess borrowings or funding outside these amounts revert to the 1995 Senior Revolving Facility.
The Swingline Facility currently bears interest at prime plus 1-1/2% and has no LIBOR conversion option.

NOTE F-LEASES

The Company leases substantially all of its store locations under capital and operating leases with initial terms ranging from 1 to 25 years and renewal options ranging from 1 to 10 years expiring at various dates through 2033.
The Company has signed or obtained noncancelable operating leases for eight new store locations opening in the fiscal year ended January 31, 1998. Included are Milford, Delaware (32,000 square feet), Altavista, Virginia (29,500 square feet), Kennett Square, Pennsylvania (25,000 square feet), Gardendale, Alabama
(24,000 square feet), Paris, Tennessee (21,200 square feet), Fayetteville,
Tennessee (24,000 square feet), New Castle, Pennsylvania (25,000 square feet), and Bedford, Virginia (25,000 square feet). In addition, the Company has also signed or obtained noncancelable operating leases for five new store locations opening in the fiscal year ended January 30, 1999. Included are Lebanon, Tennessee (19,800 square feet), Fort Payne, Alabama (15,400 square feet), Mount Olive, North Carolina (20,000 square feet), Plymouth, North
Carolina (20,000 square feet), Mayfield, Kentucky (20,000 square feet). The average annual base rent is $75 for each location with initial terms ranging from 10 to 20 years and renewal options ranging from 2 to 5 years.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
PEEBLES INC. & SUBSIDIARY
November 1, 1997

NOTE G-INCOME TAXES
Differences between the effective rate of income taxes and the statutory rate arise principally from the state income taxes and non-deductible amortization related to certain purchase accounting adjustments.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
(dollars in thousands, except per share amounts)

The following management's discussion and analysis provides information with respect to the results of operations for the three-month period (or "Fiscal
Quarter") and nine-month period ended November 1, 1997 in comparison with the Fiscal Quarter and nine-month period ended November 2, 1996. With the consummation of the CRI Merger on May 20, 1996, Carlisle Retailers Inc. became a wholly owned subsidiary of Peebles Inc. These stores are included in the results of consolidated operations beginning May 20, 1996.

Consolidated net sales and results of consolidated operations, expressed as percentage of net sales are presented below for the three-month and nine-month periods ended November 1, 1997 and November 2, 1996.

                      Three-Month Period Ended    Nine-Month Period Ended
                      ------------------------    -----------------------

                      November 1,   November 2,   November 1,   November 2,
                         1997           1996          1997         1996
                     -----------   -----------    ----------    ----------

Net sales             $ 52,411       $ 47,540      $ 147,369     $ 127,961
  % increase             10.3%          11.7%          15.2%          8.4%

Comparable stores %
 increase (decrease)
 in sales:                7.0%          (1.7%)          6.6%         (1.5%)


   Operations as a
     Percentage of Net Sales:

Cost of sales (FIFO)     61.0%          62.1%          60.6%         60.1%
LIFO adjustment            .2            (.1)            .4            .0
                        -----           -----         -----          -----
  Cost of sales (LIFO)   61.2           62.0           61.0          60.1
  Selling, general &
  administrative
  expenses               29.3           30.1           29.6          30.4
  Depreciation and
     amortization         3.5            3.9            3.4           4.2
                        -----           -----         -----         -----
    Operating Income      6.0            4.0            6.0           5.3

  Interest Expense        4.8            4.8            4.7           5.0
  Other income              -             .1              -            .2
  Provision for
    income taxes           .5            (.3)            .5            .2
                        -----           -----         -----          -----
  Net Income              .7%            (.4%)           .8%           .3%
                        =====          =======        ======         =====

Net sales for the three-month period ended November 1, 1997 totaled $52,411, a 10.3% increase over net sales of $47,540 for the comparable three-month period ended November 2, 1996. Net sales at comparable stores were up 7% in comparison to the prior year Fiscal Quarter, contributing $2,870 to the total $4,871 net sales increase. This increase in sales at comparable stores resulted primarily from i) a strong back-to-school selling season during August; ii) a planned earlier and larger in-store inventory position of Fall fashion merchandise, as summer merchandise was cleared earlier; iii) a seasonable and temperate transition to Fall weather, particluarly in September, where 1996 sales were adversely affected by hurricane Fran; and iv) overall favorable economic conditions. The remaining increase in net sales for the Fiscal Quarter, $2,001, was provided by a net 7 new store locations, 4 of which operated the entire Fiscal Quarter ended November 1, 1997, which were not in operation in the comparable prior year Fiscal Quarter.

For the nine-month periods ended November 1, 1997 and November 2, 1996, net sales were $147,369 and $127,961, respectively, an increase of 15.2%. In the current year nine-month period, comparable sales were $124,333, up $7,733 or 6.6% in comparison to the prior year nine-month period ended November 2, 1996. The remaining increase of $11,675 was due to operation of 6 Carlisle stores, and a net 7 new Peebles stores for the entire current year nine-month period, and 6 new Peebles stores opened during the first and third current Fiscal Quarters.


For the third Fiscal Quarter, cost of sales, measured on a FIFO basis, improved slightly from the prior year at 61.0%, versus 62.1% in the prior year. Cost of sales was controlled during a Fiscal Quarter of significant sales growth and new store growth due to the management of inventory levels during the Summer to Fall transition and the Company's pricing strategy. For the nine-month period ended November 1, 1997, cost of sales was 60.6%, up from 60.1% for the comparable prior year period. This increase is attributed to a slower seasonal inventory transition in the first Fiscal Quarter, the opening of 6 new stores and the closing of one store during the current year nine-month period.

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

Selling, general and administrative expenses, exclusive of depreciation and amortization, improved to 29.3% of net sales for the Fiscal Quarter ended November 1, 1997, from the 30.1% for the comparable prior year period. For the comparable nine-month period, selling, general and administrative expenses improved to 29.6% of net sales from 30.4% in the prior year comparable period. Reductions came from the Company's ability to successfully leverage its selling, general and administrative expenses as the economies of scale are realized in the central office and distribution facilities. Offsetting these reductions in selling, general and administrative expenses, are the new stores higher occupancy, payroll, and advertising expenses as a percentage of net sales as compared to mature stores. The Company has been successful in controlling these expenses during growth periods, and expects to realize further efficiencies through economies of scale in succeeding Fiscal Quarters.

Depreciation and amortization was 3.5% and 3.4% as a percentage of net sales for the Fiscal Quarter and nine-month period ended November 1, 1997, respectively. In the prior year comparable three-month and nine-month periods ended November 2, 1996 depreciation and amortization was 3.9% and 4.2% of net sales, respectively. This decrease is attributable primarily to the impact of lower amortization of goodwill due to an asset revaluation in accordance with Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" in the fourth quarter of 1996.

Interest expense for the Fiscal Quarters ended November 1, 1997 and November 2, 1996 was $2,552 and $2,275, respectively and $7,008 and $6,427, respectively for the nine-month periods then ended. The increase results primarily from the increased debt assumed in connection with the addition of the new stores, including those acquired in the CRI Merger.

The income tax expense (benefit) for the three-month and nine-month period ended November 1, 1997 was $260 and $773, respectively, compared to $(130) and $244, respectively, for the comparable periods ended November 2, 1996. The effective tax rate differs from the statutory rate primarily due to state income taxes and nondeductible amortization relating to certain acquisition related assets.

As a result of the changes discussed above, net income for the three-month and nine-month periods ended November 1, 1997 was $389 and $1,159, respectively, compared to net income (loss) of $(194) and $365 for the three-month and nine-month period ended November 2, 1996.

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

For the nine-month period ended November 1, 1997 and November 2, 1996, operating activities used cash of $1,043 and $4,264, respectively. The Company had working capital of $54.5 million and $51.1 million at November 1, 1997 and November 2, 1996, respectively. Operations used less net cash in the current nine-month period in comparison to the prior year as i) accounts receivable were collected ratably faster; ii) merchandise inventories were built slower;
iii) accounts payable increased with the operations breadth and iv) overall operations produced greater net income.

Net cash used in investing activities, decreased to $8,393 from $19,965 for the nine-month period ended November 1, 1997 and November 2, 1996, respectively. The prior year amount includes $11,549 used in the CRI Merger. In the current year, capital expenditures totaled $8,274, up from $7,857 in the prior year and were primarily used to open three new stores in each of the first and third Fiscal Quarters, and the relocation of three existing stores. With two remaining stores to open in the fourth Fiscal Quarter, the Company expects capital expenditures to total approximately $10.7 million in fiscal 1997. Additional new stores, remodelings and relocations will continue to require funding of additional working capital for which the Company must depend on internally generated funds and borrowings under the 1995 Credit Agreement.

The Company will open eight new store locations, totaling some 205,700 square feet during the current fiscal year. Six of these new store locations were opened during the first three Fiscal Quarters of 1997. The cities, states and gross square footage are as follows: 1) Milford, Delaware (32,000);
2) Altavista, Virginia (29,500); 3) Kennett Square, Pennsylvania (25,000);
4) Paris, Tennessee (21,200); 5) New Castle, Pennsylvania (25,000) and 6) Gardendale Alabama (24,000). The two remaining stores in Bedford, Virginia (25,000) and Fayetteville, Tennessee (24,000) open immediately prior to Thanksgiving. The Company has already signed non-cancellable leases to open five new store locations totaling some 95,300 square feet during fiscal 1998. The store locations are in Tennessee, Alabama, North Carolina (2) and Kentucky. Based on historical experience, the Company estimates that the cost of opening a new store will include capital expenditures of approximately $425 for leasehold improvements and fixtures and approximately $425 for initial inventory, approximately one-third of which is normally financed through vendor credit. Accounts receivable for new stores typically build to 15% of net sales or approximately $300 within 24 months of the store opening. The
Company may also incur capital expenditures to acquire existing stores.

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

                                    PEEBLES INC.

Date:   November 25, 1997         By   /s/    Michael F. Moorman
                                       --------------------------
                                       Michael F. Moorman
                                       President and Chief Executive Officer
                                       (Principal Executive Officer)

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