Form 10-K405
period 1998-01-31
PEEBLES INC
filed 1998-04-24
CIK 804125

SECURITIES AND EXCHANGE COMMISSION
	                        Washington, D.C.  20549
                        	 _____________________

                             	FORM 10-K

             	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       	SECURITIES EXCHANGE ACT OF 1934

                 	For the fiscal year ended January 31, 1998

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

	As of April 1, 1998, 1,000 shares of common stock of Peebles Inc. were outstanding.

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

                                  NONE

                                 PART I
ITEM 1.  BUSINESS.

GENERAL

	Peebles operates 84 specialty department stores offering predominately soft-apparel, fashion merchandise for the entire family and selected decorative home accessories. Founded in 1891, the Company operates primarily in smaller communities in twelve predominately southeastern and mid-Atlantic states. Peebles positions itself as the leading fashion retailer in these communities, which typically do not have a traditional mall-based department store, and locates its stores in the primary shopping destinations in its markets.
Peebles offers its customers consistent value by providing a broad assortment of moderately priced national brands supplemented with quality private label merchandise. Peebles' attractive stores and visual presentation, advertising and promotional programs further reinforce its image as the market's fashion leader.

	References to 1993, 1994, 1995, 1996 and 1997 relate to the fiscal years of the
Company ending January 29, 1994, January 28, 1995, February 3, 1996, February
1, 1997 and January 31, 1998, respectively.  Fiscal years 1993, 1994, 1996 and
1997 each include 52 weeks.  Results of operations for 1995 consisted of fifty-three weeks, with 17 weeks included in the four-month period ended May 27,
1995 and 36 weeks in the eight-month period ended February 3, 1996.  References herein to 1995 relate to the fifty-three week period ended February 3, 1996.

	Peebles Inc. was acquired by PHC Retail Holding Company ("PHC Retail"), effective May 27, 1995. PHC Retail, a closely held company, has no significant assets other than the shares of Peebles common stock, and had no operations prior to the acquisition. The acquisition was accounted for using the purchase method of accounting, and accordingly, a new accounting base year was established.

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

	Operate Small Stores with Lower Cost Structure.  Peebles, with its focus on small communities, operates stores that are significantly smaller than the traditional full-line department store.  Peebles' stores average 29,000 square feet and vary in size from 10,000 to 65,000 square feet.  The Company operates profitably despite its smaller stores and lower sales per square foot compared with other department store companies by maintaining a merchandise assortment conducive to consistently higher gross margins, emphasizing strict cost controls and centralizing traditional "back office" store operations.

	Deliver Fashion to Small Communities.  Peebles strives to provide its customers with a shopping experience similar to that found in a larger, mall-based department store.  Soft-apparel fashion merchandise is predominate on the selling floor, as the Company emphasizes a broad selection of moderately-priced national brands and private label merchandise, which generally is not available through other retailers in the market.  Cosmetics and selected home accessories are the primary compliments to the apparel assortment, as fewer hard-line merchandise categories are offered.  Peebles' attractive stores and visual presentation, advertising and promotional programs further reinforce its image as the market's fashion leader.

	Offer Value to Customers. Peebles emphasizes value pricing and is less promotional than traditional department stores. It is the Company's strategy to use lower initial mark-ons and promote less, thereby maintaining a high level of credibility with its customers. Peebles' commitment to providing value to its customers is integral to developing repeat customers, a critical ingredient for success in smaller markets.

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

	Opening New Stores.  The Company intends to open eleven new stores in 1998 and twelve new stores in 1999. As of April 1, 1998 the Company has signed seven leases for stores scheduled to open in 1998, representing approximately 150,000 in total square footage.  The Company's new stores will be located in existing and contiguous markets where it can realize distribution efficiencies and where the Peebles concept and merchandise mix will correspond to local demographics.
 The Company explores a wider range of real estate options than retailers which rely only on new shopping center development, and actively considers space vacated by other retailers.

	Remodeling and Relocating Stores.  In addition to new store growth, the Company has an ongoing remodeling program, both upgrading existing stores and reallocating selling space to provide its customers a pleasant, fashion-
 oriented shopping environment for the merchandise mix for that market.  The
 Company successfully relocated three stores in 1997 to the desired shopping destination in that market.  In 1998, remodeling and/or space reallocation are planned for seven store locations to better meet customer preferences.

	Acquisitions.  The Company believes that from time to time opportunities may arise for the acquisition of individual stores or groups of stores.  In 1997, three of eight new store locations were acquired from a retailer exiting those markets, and in 1996, ten of the 14 new stores were acquired.  The Company is continually evaluating acquisitions of both individual stores and groups of stores for opportunities to compliment or expand existing markets.

PEEBLES STORES

	Peebles stores are designed and managed to create an appealing shopping experience, foster customer convenience and maximize operating efficiency.
The Company's stores range in size from 10,000 to 65,000 square feet and average 29,000 square feet, which is significantly smaller than the traditional full-line department store. The Company does not have a standard store format and instead adapts its stores to existing real estate opportunities. The Company's stores feature a bright, modern and accessible layout with an emphasis on the visual presentation of merchandise. The store layout is designed to draw the customer through the store, creating opportunities for cross-selling.

	The Company targets communities with between 10,000 and 25,000 households, although the Company operates profitably in markets with as few as 5,000 households. In addition, the Company enters larger markets and suburban areas with 25,000 to 40,000 households where the customer base and competitive factors exhibit characteristics similar to markets where the Company's operating strategy has proven successful. The Company prefers to locate its stores in strip shopping centers and enclosed malls where other anchors such as a leading grocery, discount and drug retailers will create a destination shopping location. Of the 84 stores currently in operation, 60 are located in strip shopping centers, 19 in enclosed malls and 5 in downtown locations.

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

	In 1997, a majority of the merchandise sold by the Company was nationally branded merchandise. Key brands featured by the Company include:

	Ladies............... 		Alfred Dunner, Koret, Kellwood, Liz Claiborne, Etienne
                         Aigner, Levi Strauss, Hanes, Oak Hill, Halmode Apparel,
                         Michael Blake, Woolrich, Jantzen, Pendleton, Playtex,
                         Goodman Knitting, Item Eyes, Lee, E.M. Lawrence, LJJ,
                         Forecaster of Boston, Monet, J.B.S. Limited, Ultra
                         Dress, Periwinkle, Shadowline, Sally Lou Fashions, Trio
                         Knitting Mills, Totes, Rosetti Handbags, R G Barry

	Men's	...............   Levi, Haggar, Nike, Van Heusen, Bugle Boy, Tropical
                         Sportswear, Swank, Foria International, Nutmeg Mills
                        	Young Men's and Juniors		Levi, Calvin Klein, Union Bay,
                         Bugle Boy, JNCO by Revatex, Tommy Jeans/Pepe, Byer of
                         California, Currants Jeri-Jo, Fritzi of California,
                         Polo, Deummer Boy, Nike, Bongo

	Children's	..........  	William Carter, American Character, Gerson & Gerson,
                         HealthTex, Buster Brown, Baby Togs

	Shoes	...............  	Reebok, Nike, Maxwell Shoe, Aerosoles, Wolverine World
                         Wide, Brown Shoe, Nunn Bush, Keds, Candies

	Home	................   Springs, World Bazaars, Hugh Country Linens,
                         Fieldcrest, Whiting, Mikasa, Westpoint-Stevens

	Cosmetics	..........	   Estee Lauder, Elizabeth Arden, Calvin Klein, Clinique,
                         Liz Claiborne, Giorgio Beverly Hills, Aramis, Fashion
                         Fair, Paul Sebastian

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

	In order to efficiently utilize its selling space, Peebles tailors the merchandise selection at individual stores. The Company utilizes its knowledge of its markets and customers developed over 106 years along with input from the store managers and sales associates to allocate merchandise to the stores. The Company also maintains an inventory tracking system which provides daily information as to sales and inventory levels by store, department, vendor, class, style, size and color. Based on this information, the Company analyzes market trends, identifies fast or slow moving merchandise and makes reordering, reallocation and pricing decisions on a daily basis.

	Peebles emphasizes value pricing and is less promotional than the traditional department store.  It is the Company's pricing strategy to use lower initial mark-ons and promote less, thereby maintaining a high level of credibility with its customers.  Peebles' commitment to providing value to its customers is integral to creating repeat customers, a critical ingredient for success in smaller markets.  Peebles is committed to offering "Great Fashions, Great
Prices, Everyday".  With this program, Peebles prices merchandise as low as possible in order to drive sales.  Products in this program are marketed through special point of sale displays and are featured in the Company's advertising.

ADVERTISING AND PROMOTION

	The Company's advertising and promotion strategy is designed to support its marketing goals of providing quality merchandise at value-oriented prices and reinforces the Company's image as the leading fashion retailer in its markets.
Peebles utilizes a direct mail program, which in part employs information obtained from its charge card program to target mailings to its charge card holders.  The Company emphasizes newspaper advertising and mailers rather than television and radio, due to the size and nature of the markets served.  Peebles uses both black and white advertisements and full color mailers to highlight promotional items and events as well as products in its "Great Fashions, Great
Prices, Everyday" program.

	In addition, the Company's advertising and promotional staff organizes special events at the stores and arranges for all Grand Opening and Grand Reopening events.  In 1997, the Company continued as an associate sponsor of a racing team in the NASCAR Busch Grand National stock car racing series, which the Company believes will increase its exposure in both existing and potential markets.

	The Company's net advertising expenses in 1995, 1996 and 1997 were 2.6%, 2.5%
and 2.1% of net sales, respectively, which the Company believes is lower than traditional department stores due to emphasis on an everyday fair price policy and a less promotional strategy.

PURCHASING AND DISTRIBUTION

	The Company employs 26 buyers and six merchandise managers who are responsible for most merchandising decisions including purchasing, pricing, sales promotions, inventory allocations and markdowns.  While these decisions are made centrally, the Company endeavors to refine its merchandise assortment to appeal to the customers in each market.  Peebles' buying staff has developed specific knowledge with regard to purchasing, inventory and promotions for the Company's smaller sized stores.  The merchandising group participates in an incentive plan based on sales, gross margin dollars generated and inventory turnover.

	The Company places special emphasis on maintaining all merchandise in stock, particularly advertised and basic merchandise, to build and maintain credibility with its customers.  By monitoring unit sale information by store, buyers are able to quickly determine the styles, colors and sizes of merchandise to be reordered and distributed to individual stores.

	The Company purchases its merchandise from over 1,200 suppliers and is not dependent on any single source of supply. The Company is a member of Frederick Atkins, Inc., an international cooperative buying service. This cooperative offers members merchandise purchasing opportunities, which the Company has taken advantage of particularly in connection with its imported private label merchandise. During 1995, 1996 and 1997, Frederick Atkins, Inc. was the
Company's largest supplier, accounting for retail purchases totaling approximately 17%, 15% and 10%, respectively. The Company believes it has a good relationship with Frederick Atkins, Inc. and is not aware of a situation in which Frederick Atkins, Inc. would not continue to supply the Company. In the event such a situation arose, the Company believes that it could avoid significant disruptions in its purchasing process or significant changes to its merchandise mix through the use of other resources.

	Virtually all merchandise is shipped directly from vendors to the Company's distribution center where it is inspected, sorted, marked, ticketed, packed and shipped to the individual stores.  The Company does not warehouse merchandise and has a goal of processing goods through the distribution center in three days.  Merchandise is shipped to each store an average of twice a week on
Company-owned trucks.

	The Company's 150,000 square foot distribution center is located on 31 acres in
South Hill, Virginia, adjacent to the Company's headquarters and close to major interstates.  The distribution center features automated processing over an extensive network of conveyors and sortation equipment. The distribution center currently operates one eight hour shift daily at which growth can be supported to  approximately 110 stores.

STORE OPERATIONS

	The Company has structured its store operations to maintain what management believes are key operating advantages including a thorough knowledge of its customer base, the ability to share information between the stores, and cost efficient operations through centralized decision making.

	Peebles performs as many traditional "back-office" functions as possible at the corporate level so that store management and sales associates can spend most of their time with customers.  Non-sales store personnel are kept to a minimum due to control functions performed at the corporate offices, including sales associate scheduling, customer credit and marking merchandise.  All stores utilize a minimum 85% of their total payroll hours in a selling capacity.


	Peebles encourages the participation of all store level management and sales associates in decision making, and management regularly solicits input and suggestions from its employees who are closest to the customer.  In addition to its management information systems, Peebles stays in close contact with store operations through its seven regional managers.  Each store manager reports to a regional manager, who may also manage a store.  Regional managers visit each store in their region at least once a month to review merchandise presentation, personnel training and performance, enforcement of the Company's security procedures and adherence to Company operating procedures.  Each quarter, corporate merchandising and operations executives meet with the regional managers to share information.

	The Company conducts a management training program, where on-the-job training with seasoned store management and regional managers is coordinated with instruction at the Company's corporate headquarters.  The Company stresses promotion from within, and substantially all of the current store managers have been selected in this manner.

	Most stores typically employ several assistant managers and approximately 30 sales associates, a number of whom are part-time.  All Peebles' store personnel, including assistant store managers and sales associates, participate in incentive plans.  The Company uses periodic productivity reports and personal reviews to apprise each employee of his or her performance.

PEEBLES CHARGE CARD

	In 1995, 1996 and 1997, 38.8%, 37.1% and 34.3%, respectively, of net sales were made using the Company's proprietary credit card.  As of January 31, 1998, the
Company had approximately 620,000 credit card accounts, of which 158,000 were billed that month.

	Peebles' charge card sales represent an important element in its marketing strategy because the Company believes that Peebles charge card holders generally constitute its most loyal and active customers. Peebles charge transactions are captured via store point-of-sale terminals and transmitted directly to the corporate credit mainframe computer system, where Peebles charge customer account information is updated. This information is used to bill accounts as well as to provide marketing information regarding purchasing habits and merchandise preferences. The Company uses this data to develop segmented advertising and promotional programs to reach specific groups of customers who have established purchasing patterns for certain brands, departments and store locations.

	Peebles administers all aspects of its credit card program in-house. The extension of credit is governed by risk models and matrices, which are developed and reviewed by corporate credit executives. Through a communication network linking the store locations to the corporate office and a credit bureau, in-store credit applications are scored within minutes and the actual credit limit is assigned and available for purchases. Inquiries by Peebles charge customers and in-store associates are answered by a corporate customer service department. Monthly customer statements are produced at the corporate office and when prepared for mailing, can be combined with selective promotional material or delinquency notices. Management believes this in-house credit program provides the Company with an important customer relations advantage over competing retailers which administer their credit programs from remote processing locations or contract for such services from unrelated third parties.


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

	The following table presents a summary of information relating to the Company's charge card sales and receivables (in thousands):

                          								              Period-End Allowance
     			         Net Bad Debt Expenses          For Doubtful Accounts
                 _____________________          ______________________

                                    % of        Period-End Total                 % of Total
       Years     Sales    Amount    Sales     Customer Receivables     Amount    Receivables
       1995     68,216     766       1.1            29,494               960        3.3
       1996     72,086   1,192       1.7            33,286             1,224        3.7
       1997     74,657   1,327       1.8            32,981             1,400        4.2

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

	The Company maintains central information and data processing systems at its corporate headquarters.  Each of its stores is equipped with compatible point-of
-sale registers, which are polled every evening by the central system to gather sales, accounts receivable and inventory information.

	The Company's management information and data processing systems primarily use internally developed software.  The Company believes this allows management to more closely control the quality, suitability and expense of information systems and data processing.  The Company continues to make selected improvements in computer hardware technology as well as enhancements to software applications as needed.

EMPLOYEES

	At January 31, 1998, the Company had 1,188 full-time employees and 1,716 part-time employees. None of the Company's employees is covered by a collective bargaining agreement. The Company considers its employee relations to be good.

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

TRADEMARKS

	The Peebles name is registered as a trademark and a servicemark of the Company.
  Additionally, the Company has registered several merchandise labels as trademarks under which it sells quality merchandise such as Cape Classic TM,
Private Expressions TM, Meherrin River Outfitters TM, Harmony Grove TM and
Sonoma Bay TM.

REGULATION

	The Company is subject to federal, state and local laws and regulations affecting retail department stores generally. The Company believes that it is in substantial compliance with these laws and regulations.

ITEM 2.  PROPERTIES.

	All but one of the Company's stores are leased, and most of the leases contain renewal options.  The stores range in size from 10,000 square feet to 65,000 square feet, and average 29,000 square feet. The Company's stores and net selling square footage at January 31, 1998 was as follows:

         State       Stores    Net SQ Ft       State    Stores    Net SQ Ft
       Virginia        31       662,325        Ohio        4        79,181
       Tennessee       10       258,001        Delaware    3        80,611
       North Carolina   9       196,402        New York    3        84,983
       Maryland         8       250,838        Kentucky    2        61,918
       Pennsylvania     5       117,581        New Jersey  1        25,580
       South Carolina   4       108,658
       Alabama          4        77,564        Totals     84     2,003,642



	Store leases provide for a base rent of between $1.00 and $6.00 per square foot per year.  Most leases also have formulas requiring the payment of additional rent based on a percentage of net sales above specified levels.  In 1995, 1996 and 1997, the Company's aggregate rental payments on operating leases were approximately $7.2 million, $8.2 million and $9.4 million, respectively.

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

	The following selected historical financial data for Peebles for the five fiscal years ended January 31, 1998 are derived from the Company's audited financial statements. Effective May 27, 1995, PHC Retail Holding Company
("PHC Retail") acquired the entire equity interest of Peebles Inc. (the "1995 Acquisition"). The 1995 Acquisition was accounted for as a purchase; and accordingly, a new basis of accounting was begun. As a result, the financial data for the periods subsequent to the 1995 Acquisition is not comparable to the financial data for the prior periods. The Company was recapitalized effective January 31, 1992. The data should be read in conjunction with the financial statements, related notes and other financial information included herein.

(Dollars in thousands except per share and selected other data)
                                                   Four-Month     Eight-Month
                       Fiscal Years Ended         Period Ended    Period Ended     Fiscal Years Ended
                        January 29,  January 28,     May 27,        February 3,  February 1,  January 31,
                           1994         1995          1995             1996         1997          1998
                      ------------   ----------    ------------   -------------  ----------    ----------
                                        (Pre-1995 Acquisition)     (Post 1995 Acquisition)

INCOME STATEMENT DATA:
 Net sales               $151,772     $167,662        $49,163       $126,501       $194,206      $217,694
 Cost of sales             91,134       98,066         29,935         72,994        116,236       130,820
                         --------     --------        -------       --------       --------      --------
 Gross margin              60,638       69,596         19,228         53,507         77,970        86,874
 Selling, general and
  Administrative expenses  40,320       45,205         14,639         33,275         54,400        60,324
 Depreciation and
  Amortization              6,029        6,729          2,349          4,339          7,499         6,648
 Stock option settlement      ---          ---          3,089            ---            ---           ---
 Asset impairment             ---          ---            ---            ---         20,782           ---
                         --------     --------         ------        -------        -------      --------
 Operating income (loss)   14,289       17,662           (849)        15,893         (4,711)       19,902
 Other income (expenses)      (1)          131             77            (52)           687           444
 Interest expense           4,248        4,569          1,414          6,565          9,148         9,609
                         --------     --------         ------        -------        -------       -------
 Income (loss) before
  income taxes (benefit)
  and Extraordinary item   10,040       13,224         (2,186)         9,276        (13,172)       10,737
 Income taxes (benefit)     4,513        5,747           (874)         4,246          1,743         4,687
                         --------     --------         -------       -------        --------      --------
 Income (loss) before
   extraordinary item       5,527        7,477         (1,312)         5,030        (14,915)        6,050
Extraordinary item              -            -           (216)           ---            ---           ---
                         --------     --------        --------       -------        --------       -------
Net income (loss)         $ 5,527      $ 7,477        $(1,528)      $  5,030       $(14,915)      $ 6,050
Net income (loss)
 per share                $  1.88      $  2.54        $  (.52)      $  5,030       $(14,915)      $ 6,050

Average common stock and
 common stock equivalents
 Outstanding            2,932,905    2,940,281      2,942,600          1,000          1,000         1,000


SELECTED OTHER DATA:                                                 Twelve Month Data
                                                                     -----------------
Net sales per
   store (000's) (1)      $ 2,962      $ 3,189                $ 3,032                $ 2,921      $ 2,835
Selling sq. ft. per
   store (1)               26,000       26,000                 26,300                 26,032       24,550
Net sales per selling
   sq. ft. (2)               $116         $117                   $112                   $108         $113
Comparable store net sales
   increase (decrease) (1)   4.3%         4.6%            (5)   (1.0%)            (6)   (1.3%)        5.3%

Number of stores
 (end of period)              54           58                     65                      78          84

Total selling sq. ft.
 (end of period)       1,385,000     1,510,000               1,649,000               1,893,000   2,004,000

Capital expenditures
               (000's)    $7,372        $8,454                  $8,094                  $8,783     $10,226


BALANCE SHEET DATA:   January 29,     January 28,     February 3,      February 1,      January 31,
                          1994           1995            1996             1997             1998
                      -----------     -----------    -----------       ------------     -----------
                                                               (Post 1995 Acquisition)
 Working capital         $ 44,348      $ 49,872         $ 48,395        $ 58,213           $ 62,889
 Net property
   and equipment           24,903        28,951           33,308          33,460             38,749

 Total assets             143,727       148,954          165,553         163,568            172,456
 Total debt (3)            46,207        41,955           76,778          90,962             87,299
 Stockholders' equity (4)  74,530        82,234           64,338          49,423             55,473


Selected Financial Data Footnote Legend
N/M*- Not meaningful.
1) Only reflects data for comparable stores. Comparable stores for the current year are those stores which were open for the entire period in the immediately preceding year.
2) Net sales per selling square feet per store is based on stores open one full year.
3) Includes the long-term portion of the capital lease obligations and the current portion of long-term debt.
4) Retained earnings, included in stockholders' equity has been adjusted to zero on February 1, 1992 and May 27, 1995. On February 1, 1992, an accumulated deficit of $10,477 was eliminated in a quasi-reorganization resulting from the recapitalization of the Company. On May 27, 1995, accumulated earnings of $16,022 were eliminated in purchase accounting.
5) Comparable store net sales decreased 1% comparing the 53-week period ended February 3, 1996 versus the 52-week period ended January 28, 1995. Comparing the 53-week period ended February 3, 1996 to the corresponding 53-week period ended February 4, 1995, comparable store net sales decreased 2%.
6) Comparable store net sales decreased 1.3% comparing the 52-week period ended February 1, 1997 versus the 53-week period ended February 3, 1996.
   Comparable store net sales remained the same comparing the 52-week period ended February 1, 1997 versus the 52 week period ended February 3, 1996.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

	The discussion and analysis included under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" appears  on Page
F-14 of this annual report on Form 10-K.

	RECENT DEVELOPMENTS

None

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

	Information with respect to this Item is contained in the consolidated financial statements indicated on the indices on Page F-0 of this annual report on Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

(This space intentionally left blank)

PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

	The Company's executive officers and directors, their ages, positions and years with the Company are as follows:

                                                                                           Years
  	Name                      	Age             	Position       	                         with the Company
---------------------       ------            ----------                               ----------------
Michael F. Moorman            55      Chairman of the Board, President and Chief              34
                                      Executive Officer
Ronnie W. Palmore             49      Senior Vice President, Merchandising and                25
                                      Assistant Secretary
Russell A. Lundy, Sr.         62      Senior Vice President, Stores                           44
E. Randolph Lail              42      Senior Vice President, Finance, Chief Financial         10
                                      Officer, Secretary and Treasurer
Marvin H. Thomas, Jr.         42      Senior Vice President, Operations                       19
William C. DeRusha            48      Director                                                 6
Malcolm S. McDonald           59      Director                                                 6
Wellford L. Sanders, Jr.      52      Director                                                 5
Thomas R. Wall, IV            39      Director                                                 3
Frank T. Nickell              50      Director                                                 3

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

	William C. DeRusha has been a Director of PHC Retail since June 9, 1995 and of the Company since March 1992. Mr. DeRusha is Chairman of the Board and Chief
Executive Officer of Heilig-Meyers Furniture Company.  Mr. DeRusha is a director of Heilig-Meyers Furniture Company and First Union National Bank VA/MD/DC.

	Malcolm S. McDonald has been a Director of PHC Retail since June 9, 1995 and of the Company since April 1992. Mr. McDonald is Chairman of the Board of First
Union National Bank VA/MD/DC.  From December 1996 until November 1997, Mr.
McDonald was Chairman of the Board and Chief Executive Officer of Signet Banking
Corporation.  From May 1996 to December 1996, Mr. McDonald was President and
Chief Executive Officer of Signet Banking Corporation.  Prior to May 1996 he was
President and Chief Operating Officer of Signet Banking Corporation.  Mr.
McDonald is a director of First Union Corporation and American Trading and
Production Corporation.

	Wellford L. Sanders, Jr. has been a Director of PHC Retail since June 9, 1995 and of the Company since February 1992.  Mr. Sanders is a Managing Director of
Wheat First Union.  Until April 1996, Mr. Sanders was a partner in the law firm of McGuire, Woods, Battle & Boothe, L.L.P.  Mr. Sanders is a director of
Catherines Stores Corporation.

	Thomas R. Wall, IV has been a Director of PHC Retail and the Company since June
9, 1995.  Mr. Wall has been Managing Director of Kelso since 1990 and prior thereto a General Partner of Kelso since 1989. Mr. Wall is also a director of
AMF Bowling Inc., CCA Holdings Corp., CCT Holdings Corp., Charter Communications
Long Beach, Inc., Consolidated Vision Group, Inc., Cypnus Publishing, Inc.,
Hillside Broadcasting of North Carolina, IXL Holdings, Inc., Mitchell Supreme
Fuel Company, Mosler Inc., TransDigm, Inc. and 21st Century Newspapers, Inc.

	Frank T. Nickell has been a Director of PHC Retail and the Company since June
9, 1995.  Mr. Nickell has been President and a director of Kelso since March
1989. He is also a director of CCA Holdings Corp., CCT Holdings Corp., Charter
Communications Long Beach, Inc., Earle M. Jorgensen Company, and The
Bear and Stearns Companies Inc.

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


ITEM 11.   EXECUTIVE COMPENSATION

	The following tables set forth a summary of compensation paid by the Company to its five highest paid executive officers (the "Named Executives") during 1995,
1996 and 1997.

                                      Summary Compensation Table

                                      Annual Compensation                             Long-Term Compensation
                                      -------------------                             ----------------------
                                                                                     Awards              Payout
                                                                                     ------              ------
                                                                                          Number of
                                                                   Other Annual            Options/        Long-term
    Name and                          Salary          Bonus         Compensation           Warrants      Incentive Plan
Principal Position         Year       ($)(1)          ($)(2)          ($)(3)(4)             Granted         Payouts ($)
------------------         ----       ------          ------       -------------          -----------     -------------
Michael F. Moorman
Chairman of the Board,    1997    $  286,354      $  177,000      $        --                  --              --
President and Chief       1996       270,954              --               --                  --              --
Executive Officer         1995       261,050          17,800        1,133,400                  --              --

Ronnie W. Palmore
Senior Vice President,   1997     $  156,973     $    48,090      $        --                  --              --
Merchandising and        1996        150,838           8,050               --                  --              --
Assistant Secretary      1995        144,087          15,872          329,062                  --              --

Russell A. Lundy, Sr.    1997     $  126,200     $    41,237      $        --                  --              --
Senior Vice President,   1996        121,013          11,758               --                  --              --
Stores                   1995        115,538           8,297          224,062                  --              --

E. Randolph Lail
Senior Vice President,   1997     $  130,048     $    36,206      $     1,264                  --              --
Finance, CFO,            1996        122,254           9,375            1,268                  --              --
Secretary and Treasurer  1995        108,721           6,653          180,681                  --              --

Marvin H. Thomas, Jr.    1997    $    99,325     $    28,688            1,027                  --              --
Senior Vice President,   1996         95,425           6,382            1,030                  --              --
Operations               1995         90,806          10,412          159,370                  --              --

_______________________________________

(1)	Salary amounts for 1995, 1996 and 1997 include tax-deferred contributions of compensation to the Company's 401(K) Profit Sharing Plan (the "401-K Plan").
    Salary compensation contributed to the 401-K Plan during 1995, 1996 and 1997 for each of the Named Executives is Mr. Moorman $2,333, $5,520 and $4,367;
    Mr. Palmore $1,366, $3,098 and $4,150; Mr. Lundy $458, $0 and $2,233; Mr.
    Lail $2,168, $2,420 and $3,437; and Mr. Thomas $1,798, $1,879 and $2,573,
    respectively.
(2)	Bonus amounts for each of the Named Executives include the accrued bonus earned under the Company's annual incentive plans in 1995, 1996 and 1997 and include tax-deferred contributions of compensation to the 401-K Plan for each of the Named Executives as follows: Mr. Moorman, $356, $0 and $5,310;
    Mr. Palmore, $317, $161 and $1,443; Mr. Lundy, $0, $0 and $1,237; Mr. Lail,
    $133, $188 and $1,086; and Mr. Thomas, $208 $128 and $861, respectively.
(3)	The amounts shown (in 1995, $1,618 and $1,520 for Mr. Lail and Mr. Thomas,
    respectively) reflect the current value of the benefit to Mr. Lail and Mr.
    Thomas, respectively, of the portion of premiums paid by the Company with respect to a split dollar insurance arrangement.  The benefit was determined for each year by calculating the time value of money (including the applicable long term federal funds rate) of the premium paid by the Company in 1995 ($11,210 for Mr. Lail and $9,650 for Mr. Thomas); in 1996 and in
    1997 ($18,729 for Mr. Lail and $15,221 for Mr. Thomas per year).
(4)	In connection with the 1995 Acquisition, the stock options outstanding under the 1995 Stock Option Plan vested.  The 1995 Acquisition mandated that all options be settled for cash only, either for i) the difference between the
    $30 per share price paid by PHC Retail for the common stock of Peebles Inc.
    and the $23.75 exercise price, or ii) as specified by certain change of control agreements.  The amounts included in 1995 are $1,133,400, $329,062,
    $224,062, $179,063 and $157,850 for Mr. Moorman, Mr. Palmore, Mr. Lundy, Mr.
    Lail and Mr. Thomas, respectively.  These amounts include tax-deferred contributions of compensation to the 401-K Plan of $3,136, $6,581, $3,581 and $3,157 for Mr. Moorman, Mr. Palmore, Mr. Lail and Mr. Thomas,
    respectively.

OPTION GRANT TABLE.     There were no options granted by the Company to the
Named Executives during 1997.

OPTION EXERCISE TABLE. The following table sets forth information concerning the exercise of stock options during 1997 by each of the Named Executives and the year end value of unexercised options.

                           Options Exercised in 1997

							           		          Individual Grants
                              -----------------
                                                              Number of Unexercised
                                                   Value        Options at Year end       Value of Unexercised In-the-
                                Shares Acquired    Realized          Exercisable/          Money Options at Year end
Name and Principal Position      on Exercise (1)     ($)       Unexercisable  (2)         Exercisable/ Unexercisable  ($)
---------------------------     ---------------    --------    ---------------------      -------------------------------
Michael F. Moorman                    0              $0                 0                        $0
Chairman of the Board, President
and Chief Executive Officer

Ronnie W. Palmore                     0               0                 0                         0
Senior Vice President,
Merchandising, Assistant Secretary

Russell A. Lundy, Sr.                 0               0                 0                         0
Senior Vice President, Stores

E. Randolph Lail                      0               0                 0                         0
Senior Vice President, Finance
Chief Financial Officer, Secretary
and Treasurer

Marvin H. Thomas, Jr.                 0               0                 0                         0
Senior Vice President, Operations


_______________________________________

(1)	There were no stock options exercised by the Named Executives in 1997.
(2)	There were no unexercised options at year end.

  	As of the fiscal year ended January 31, 1998 there were no projected long-term incentive payouts.

PENSION PLAN

	Through January 31, 1998, the Company provided one non-contributory qualified defined benefit pension plan, The Employees Retirement Plan of Peebles Inc.
("Plan I"), which covered all employees of Peebles who (i) completed 1,000 hours of service during a one-year period with Peebles and (ii) attained age 21 (a
"Participant").

 On November 19, 1997, the Board of Directors approved i) the adoption of The Employees Retirement Plan II of Peebles Inc. ("Plan II") to be effective February 1, 1998, and ii) the fifth amendment to Plan I. Under this amendment, the benefits of certain participants in Plan I are frozen at February 1, 1998 (the "Curtailment Date"), and those same participants are spun-off to Plan II. After the Curtailment Date, participation in Plan I and Plan II was closed to new employees. Participants spun-off to Plan II are 100% vested in their accrued benefits as calculated on the Curtailment Date and will not accrue any additional benefit service. Participants remaining in Plan I continue to accrue retirement benefits.

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

	The Company makes contributions to Plan I equal to the contribution required to satisfy minimum funding standards under ERISA. Contributions to the plan are determined on an actuarial basis without allocation to individuals or groups.
The Board of Directors has directed the Trustee of Plan I to transfer assets and liabilities attributable to the benefits of Plan II to the Trustee of Plan II as of the Curtailment Date.

	The following table shows estimated annual retirement benefits payable to Participants upon normal retirement at age 65 under various assumptions as to final average annual earnings, date of retirement and years of continuous service without regard to the current earning limit of $160,000.

		  Final                 Years of Service
 	 Average
	  Salary            	15	    20     	25    	30      	35

	$ 75,000........	$11,700	$15,600	$19,500	$23,400	 $23,400
	 100,000........	 16,575	 22,100	 27,625	 33,150	  33,150
	 125,000........	 21,450	 28,600	 35,750	 42,900	  42,900
	 150,000........	 26,325	 35,100	 43,875	 52,650	  52,650
	 175,000........	 31,200	 41,600	 52,000	 62,400	  62,400
	 200,000........	 36,075	 48,100	 60,125	 72,150	  72,150
	 225,000........	 40,950	 54,600	 68,250	 81,900	  81,900
	 250,000........	 45,825	 61,100	 76,375	 91,650	  91,650
	 300,000........	 55,575	 74,100	 92,625	111,150	 111,150
	 350,000........	 65,325	 87,100	108,875	130,650	 130,650
	 400,000........	 75,075	100,100	125,125	150,150	 150,150
	 450,000........	 84,825	113,100	141,375	169,650	 169,650

	As of January 31, 1998, the credited years of service for Mr. Moorman, Mr. Palmore, Mr. Lundy, Sr., Mr. Thomas, Jr. and Mr. Lail were 34, 25, 44, 19 and
10, respectively.

	Peebles reserves the right at any time by action of its Board of Directors to terminate either or both Plans.  On November 19, 1997, the Board of Directors terminated Plan II effective May 1, 1998.  The Company intends to maintain Plan
I until all participants have either retired or otherwise separated from
Peebles.  With the transfer of assets from Plan I, Plan II is fully funded and Peebles will not be required to make any further contributions to this plan.
Participants in Plan II will be paid their accrued benefits in a lump sum.

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

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

	The Company has a Compensation Committee of the Board of Directors. For 1997, the Board of Directors established compensation for the Company's officers for such year. Michael F. Moorman, the sole officer or employee of the Company who is also a member of the Board of Directors, made recommendations to the Board of Directors concerning executive compensation but did not otherwise participate in or vote upon the executive compensation decisions made by the Board of Directors for such year. Mr. Moorman is not a member of the Compensation Committee.

CERTAIN RELATIONSHIPS

	Wellford L. Sanders, Jr., a member of the Board of Directors of the Company, was a partner through April 1997 in the law firm of McGuire, Woods, Battle &
Boothe LLP, which rendered legal services to the Company during 1997.

	Frank T. Nickell and Thomas R. Wall, IV, members of the Board of Directors of the Company, are affiliated with Kelso, which rendered management services to the Company during 1997.

EMPLOYMENT AGREEMENTS

	Mr. Lail and Mr. Thomas participate in split dollar insurance arrangements with the Company.  The executive owns, and therefore has a vested interest in, the cash surrender value of the policy in excess of the Company's premium investment.  At retirement, the executive can either use the cash value for retirement income or keep the death benefit or a combination of the two.  The
Company would recover its cost at retirement.  In the event of a change in control, the executive would have a nonforfeitable right to the Company's share of the cash surrender value of the policy.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

	All of the outstanding common stock of the Company is owned by PHC Retail. The following table sets forth certain information regarding the beneficial ownership of Common Stock of PHC Retail, as of April 1, 1998, by (a) each person known by the Company to be the beneficial owner of more than 5% of the outstanding shares of Common Stock, (b) each of the Company's directors and
Named Executives who owns shares of Common Stock and (c) all directors and Named
Executives of the Company as a group.  Unless otherwise noted in the footnotes to the table, the persons named in the table have sole voting and investing power with respect to all shares of Common Stock indicated as being beneficially owned by them.

CAPITAL STOCK OF PHC RETAIL

                                          Shares of                         Shares of
                                           Voting                           Nonvoting
                                           Common          Percent           Common          Percent
Name of Beneficial Owner (1)                Stock          of Class          Stock           of Class
----------------------------              --------        ----------        ---------        ---------
Kelso Investment
  Associates V, L.P. (2),(3)             1,803,693 (3)       91.22              0                0
Kelso Equity
  Partners V, L.P.   (2),(3)                52,973            2.68              0                0
Michael F. Moorman (6)                      43,750            2.21              0                0
Ronnie W. Palmore (6)                       12,218               *              0                0
Russell A. Lundy, Sr. (6)                    8,438               *              0                0
E. Randolph Lail (6)                         5,550               *              0                0
Marvin H. Thomas, Jr. (6)                    4,578               *              0                0
William C. DeRusha                               0               0          2,000             8.17
Malcolm S. McDonald                              0               0          2,000             8.17
Wellford L. Sanders, Jr.                         0               0          2,500            10.22
Joseph S. Schuchert   (2),(3)            1,856,666 (3)       93.90              0                0
Frank T. Nickell   (2),(3)               1,873,514 (4)       94.76              0                0
George E. Matelich   (2),(3)             1,856,666 (3)       93.90              0                0
Thomas R. Wall, IV   (2),(3)             1,873,194 (5)       94.74              0                0
Michael B. Goldberg (2),(3)              1,856,666 (3)       93.90              0                0
All Directors and Named Executives
  as a group (10 persons) (6)            1,948,048           98.52          6,500            26.56

____________________
* Less than 1 Percent

(1)	The information as to beneficial ownership is based on statements furnished to the Company by the beneficial owners.  As used in this table, "beneficial ownership" means the sole or shared power to vote, or direct the voting of a security, or the sole or shared investment power with respect to a security (i.e., the power to dispose of , or direct the disposition of).
    A person is deemed as of any date to have "beneficial ownership" of any security that such person has the right to acquire within 60 days after such date.  For purposes of computing the percentage of outstanding shares held by each person named above, any security that such person has the right to acquire within 60 days of the date of calculation is deemed to be outstanding but is not deemed to be outstanding for purposes of computing the percentage of any other person.
(2)	The business address for such person(s) is C/O Kelso & Company, 320 Park
    Avenue, 24th Floor, New York, New York 10022.
(3) Messrs. Schuchert, Nickell, Matelich, Wall and Goldberg may be deemed to share beneficial ownership of shares of PHC Common Stock owned of record by
    Kelso Investment Associates V, L.P. ("KIA V") and Kelso Equity Partners V,
    L.P. ("KEP V"), by virtue of their status as general partners of such partnerships.  Messrs. Schuchert, Nickell, Matelich, Wall and Goldberg
    share investment and voting power with respect to securities owned by other
    Kelso affiliates.  Messrs. Schuchert, Nickell, Matelich, Wall and Goldberg
    disclaim beneficial ownership of the shares of PHC Common Stock owned of record by KIA V and KEP V and the securities owned by other Kelso affiliates.
(4) Includes 1,848 shares of PHC Common Stock held by trusts of which Mr.
    Nickell is trustee, as to which shares Mr. Nickell disclaims beneficial ownership.
(5) Includes 15,334 shares of PHC Common Stock held by trusts of which Mr. Wall is trustee, as to which shares Mr. Wall disclaims beneficial ownership.
(6) Includes unexercised vested stock options for the purchase of PHC Common
    Stock in the amount of 8,750, 2,750, 1,938, 2,250, and 1,437 for Messrs.
    Moorman, Palmore, Lundy, Lail and Thomas, respectively.

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

				Information with respect to this Item is contained in the consolidated financial statements indicated on the indices on page F-0 of this annual report on Form 10-K.

			2.	Financial statement schedules.

				Schedule II  Valuation and Qualifying Accounts appears in Note I on page F-
13 of this annual report on Form 10-K.

				All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted.

			3.	Exhibits.

				The exhibits listed on the accompanying index to exhibits are filed as part of this Annual Report on Form 10-K.

		(b)	Reports on Form 8-K.

			      	   NONE

		(c)	Exhibits.

	2.1***		Form of Agreement and Plan of Merger dated April 3, 1995 among PHC
         Retail Holding Company, Peebles Acquisition Corp. and Peebles Inc.,
         exclusive of exhibits and schedules.  The Registrant hereby undertakes to furnish to the Commission supplementally upon request a copy of any omitted exhibit or schedule.
	3.1+		  Form of Amended and Restated Articles of Incorporation of Peebles Inc.
	3.2+	  	Form of Amended and Restated Bylaws of Peebles Inc.
	3.3***		Amendment to Amended and Restated Articles of Incorporation dated May
         3, 1993
	3.4*+		 Amendment to Amended and Restated Bylaws of Peebles Inc.dated June 9,
         1995.
	3.5*+		 Amendment to Amended and Restated Articles of Incorporation dated June
         9,	1995
	10.1*+	 Credit Agreement dated June 9, 1995, by and amoung Peebles Inc. And
         NatWest Bank, N.A.	as Agent (the "Agent"), and the financial
         institutions named therein. (the "Credit Agreement")
	10.20*+	Form of A Term Note.
	10.21*+	Form of B Term Note.
	10.22*+	Form of Bridge Note.
	10.23*+	Form of Revolving Note.
	10.24*+	Form of Swingline Note.
	10.3*+	 Security Agreement made June 9, 1995 by and between Peebles Inc. and
         the	Agent.
	10.4*+	 Trademark Security Agreement made June 9, 1995 by and between Peebles
         Inc. and the Agent.
	10.5*+	 Guaranty Agreement made June 9, 1995 by and between PHC Retail Holding
         Company and the Agent.
	10.6*+	 Pledge Agreement made June 9, 1995 by and between PHC Retail Holding
			      Company and the Agent.
	10.62*+	Deed of Trust made June 9, 1995 by and between Peebles Inc., the
         Trustee party	thereto and the Agent.
	10.63*+	First Amendment of the Credit Agreement dated September 15, 1995.
	10.64*+	Second Amendment and Limited Consent to the Credit Agreement dated
         March		8, 1996.
	10.65		 Third Amendment to the Credit Agreement dated May 16, 1997.
	10.66		 Fourth Amendment to the Credit Agreement dated July 30, 1997.
	10.67		 Fifth Amendment to the Credit Agreement dated April 9, 1998.
	10.8***	Standard Service Agreement, as amended, dated January 17, 1995 between
         Frederick Atkins, Incorporated and Peebles Inc.
	10.11*+	Form of Indemnification, Guarantee and Contribution Agreement dated as of August 23, 1995  PHC Retail Holding Company, Peebles Inc. and each of the directors and officers of Peebles Inc.
	21		    Subsidiaries of the Registrant.
	27		    Financial Data Schedule

	____________________________

	* 		Incorporated by reference from the Registration Statement of PBL and
     Peebles on Form S-1 (Registration No. 33-27126), which was declared effective by the Commission on July 14, 1989.

	**		Incorporated by reference from the Form 10-K of PBL and the Company for the fiscal year ended February 2, 1991.

	+		 Incorporated by reference from the Form 10-K of the Company for the fiscal year ended February 1, 1992.

	++		Incorporated by reference from the Form 10-K of the Company for the fiscal year ended January 30, 1993.

	+++	Incorporated by reference from the Form 10-K of the Company for the fiscal year ended January 29, 1994.

	***	Incorporated by reference from the Form 10-K of the Company for the fiscal
  			year ended January 28, 1995.

	*+		Incorporated by reference from the Form 10-K of the Company for the fiscal
 				year ended February 1, 1996.

		(d)	Financial Statement Schedules

				Schedule II  Valuation and Qualifying Accounts appears in Note I on page
F-13 of this annual report on Form 10-K.

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

          PEEBLES INC.
 -----------------------------
         (Registrant)

	By    /s/  Michael F. Moorman         					Date: 	April 15, 1998
 --------------------------------
       Michael F. Moorman, President
	      and Chief Executive Officer
	      (Principal Executive Officer)


	By   /s/  E. Randolph Lail             				Date: 	April 15, 1998
 -------------------------------
	       E. Randolph Lail, Senior Vice President
	       Finance, CFO, (Principal
        Financial and Accounting Officer)

		Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

 By  /s/  Wellford L. Sanders  			      				Date: 	April 15, 1998
 -------------------------------
     Wellford L. Sanders, Jr., Director

	By  /s/ William C. DeRusha					         			Date: 	April 15, 1998
 -------------------------------
     William C. DeRusha, Director

	By  /s/ Malcolm S. McDonald 							        Date: 	April 15, 1998
 -------------------------------
     Malcolm S. McDonald, Director

	By  /s/ Frank T. Nickell							           	Date:	April 15, 1998
 -------------------------------
     Frank T. Nickell, Director

	By  /s/ Thomas R. Wall, IV				         				Date:	April 15, 1998
 -------------------------------
    Thomas R. Wall, IV, Director

		SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO SECTION 15(d) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO SECTION 12 OF THE ACT.

Audited Consolidated Financial Statements
PEEBLES INC. AND SUBSIDIARY
January  31, 1998



Report of Independent Auditors                        F-1

Consolidated Balance Sheet                            F-2

Statement of Consolidated Operations                  F-3

Statement of Consolidated Changes in
  Stockholders' Equity                                F-4

Statement of Consolidated Cash Flows                  F-5

Notes to Consolidated Financial Statements            F-6

Management's Discussion and Analysis of
  Financial Condition and Results of Operations       F-14

Report of Ernst & Young LLP, Independent Auditors


Board of Directors
Peebles Inc.


We have audited the accompanying consolidated balance sheet of Peebles Inc. and subsidiary as of January 31, 1998 and February 1, 1997, and the related consolidated statements of operations, changes in stockholders' equity, and cash flows for the fiscal years ended January 31, 1998 and February 1, 1997, for the eight-month period ended February 3, 1996 and the four-month period ended May 27, 1995. These financial statements reflect the new basis of accounting established by the acquisition of Peebles Inc. as described in Note A. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Peebles Inc. and subsidiary at January 31, 1998 and February 1, 1997, and the consolidated results of their operations and their cash flows for the fiscal years ended January 31, 1998 and February 1, 1997, the eight-month period ended February 3, 1996 and the four-month period ended May 27, 1995, in conformity with generally accepted accounting principles.



               /s/  Ernst & Young
               -------------------

Richmond, Virginia
March 11, 1998, except for Note E as to which the date is April 9, 1998

CONSOLIDATED BALANCE SHEET
PEEBLES INC. AND SUBSIDIARY
(dollars in thousands, except per share amounts)

                                  January 31, 1998        February 1, 1997
                                  ----------------        ----------------
ASSETS
CURRENT ASSETS
 Cash                                 $    432               $    228
 Accounts receivable, net               31,581                 32,062
 Merchandise inventories                57,967                 54,431
 Prepaid expenses                        1,145                  1,036
 Income taxes receivable                   303                     --
 Other                                     773                     69
                                      --------               --------
TOTAL CURRENT ASSETS                    92,201                 87,826
PROPERTY AND EQUIPMENT
 Fixtures and equipmen                  50,588                 46,858
 Land and building                      10,348                  7,818
 Leasehold improvements                  1,725                  1,882
                                      --------               --------
                                        62,661                 56,558
Accumulated depreciation
  and amortization                      23,912                 23,098
                                      --------               --------
                                        38,749                 33,460
OTHER ASSETS
 Excess of cost over net assets
     acquired, net                      35,460                 36,069
Deferred financing costs, net            2,442                  2,808
Beneficial leaseholds, net                 897                  1,054
Sundry                                   2,707                  2,351
                                      --------               --------
                                        41,506                 42,282

                                      --------               --------
                                    $  172,456              $ 163,568
                                    ==========              =========

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable                    $   13,606              $  10,737
Accrued compensation and other
 expenses                                5,055                  5,000
Income taxes payable                        --                    675
Deferred income taxes                    4,592                  2,934
Current maturities of long-term debt     4,653                  9,665
Other                                    1,406                    602
                                      --------               --------
      TOTAL CURRENT LIABILITIES         29,312                 29,613
LONG-TERM DEBT                          81,507                 79,950
LONG-TERM CAPITAL LEASE OBLIGATIONS      1,139                  1,347
DEFERRED INCOME TAXES                    5,025                  3,235
STOCKHOLDERS' EQUITY
 Preferred stock--no par value,
  authorized 1,000,000 shares, none
  issued or outstanding                     --                     --
 Common stock--par value $.10 per
  share, authorized 5,000,000 shares,
  1,000 issued and outstanding               1                      1
 Additional capital                     59,307                 59,307
 Retained earnings (deficit):
   accumulated from May 27, 1995        (3,835)                (9,885)
                                      ---------              ---------
                                        55,473                 49,423
                                      ---------              ---------
                                    $  172,456             $  163,568
                                    ==========             ===========

See notes to consolidated financial statements.

STATEMENT OF CONSOLIDATED OPERATIONS
PEEBLES INC. AND SUBSIDIARY
(dollars in thousands, except per share amounts)

                                        Fiscal Year             Fiscal Year           Eight-Month         Four-Month
                                           Ended                   Ended             Period Ended        Period Ended
                                     January 31, 1998        February 1, 1997      February 3, 1996      May 27, 1995
                                     -----------------       ----------------      -----------------     -------------
                                                                                                          (Prior to 1995
                                                                                                           Acquisition)
NET SALES                            $    217,694              $    194,206          $  126,501           $   49,163

COSTS AND EXPENSES
  Cost of sales                           130,820                   116,236              72,994               29,935
  Selling, general and
     administrative expenses               60,324                    54,400              33,275               14,639
  Stock option settlement                      --                        --                  --                3,089
  Depreciation and amortization             6,648                     7,499               4,339                2,349
  Asset revaluation                            --                    20,782                  --                   --
                                     ------------             -------------         -----------          -----------
OPERATING INCOME (LOSS)                    19,902                    (4,711)             15,893                 (849)

OTHER INCOME (EXPENSE)                        444                       687                 (52)                  77

INTEREST EXPENSE                            9,609                     9,148               6,565                1,414
                                     ------------             -------------         -----------          -----------
 INCOME (LOSS) BEFORE INCOME TAXES
  (BENEFIT) AND EXTRAORDINARY ITEM         10,737                   (13,172)              9,276               (2,186)

INCOME TAXES (BENEFIT)
  Current                                   1,238                     2,137               3,276                 (474)
  Deferred                                  3,449                      (394)                970                 (400)
                                     ------------             -------------         -----------          -----------
                                            4,687                     1,743               4,246                 (874)
                                     ------------             -------------         -----------          -----------
INCOME (LOSS) BEFORE
 EXTRAORDINARY ITEM                         6,050                   (14,915)              5,030               (1,312)

EXTRAORDINARY ITEM--DEBT REFINANCING           --                        --                  --                 (216)
                                     ------------             -------------         -----------          -----------
NET INCOME (LOSS)                      $    6,050              $    (14,915)         $    5,030           $   (1,528)
                                     ============             =============         ===========          ===========

NET INCOME (LOSS) PER SHARE            $    6,050              $    (14,915)         $    5,030           $     (.52)
                                     ============             =============         ===========          ===========
Weighted average common stock
  outstanding                               1,000                     1,000               1,000            2,942,690
                                     ============             =============         ===========          ===========


See notes to consolidated financial statements.

STATEMENT OF CONSOLIDATED CHANGES IN STOCKHOLDERS' EQUITY
 PEEBLES INC. AND SUBSIDIARY
(dollars in thousands, except per share amounts)

                                   Common Stock
                            --------------------------------
                                             Par          Additional         Retained
                            Shares          Value          Capital           Earnings
                            ------        --------        ----------        ---------
BALANCE JANUARY 28, 1995   2,942,690       $   294         $ 64,390         $ 17,550

Net (loss)                        --            --               --           (1,528)
                          ----------      --------        ---------         ---------
Balance May 27, 1995,
 prior to 1995
 Acquisition               2,942,690           294           64,390           16,022

 1995 Acquisition
   adjustments            (2,941,690)         (293)          (5,083)         (16,022)
                          ----------      --------        ---------         ---------
Balance May 27, 1995,
 following 1995
 Acquisition                   1,000             1           59,307               --

  Net income                      --            --               --            5,030
                          ----------      --------        ---------         ---------
BALANCE FEBRUARY 3, 1996       1,000             1           59,307            5,030

  Net (loss)                     --             --               --          (14,915)
                          ----------      --------        ---------         --------
BALANCE FEBRUARY 1, 1997       1,000             1           59,307           (9,885)

  Net income                     --             --               --            6,050
                          ----------      --------        ---------         ---------
BALANCE JANUARY 31, 1998       1,000       $     1         $ 59,307        $  (3,835)
                             =======         =====         ========        =========

See notes to consolidated financial statements.

STATEMENT OF CONSOLIDATED CASH FLOWS
PEEBLES INC. AND SUBSIDIARY
(dollars in thousands)

                                Fiscal Year             Fiscal Year         Eight-Month      Four-Month
                                  Ended                   Ended             Period Ended    Period Ended
                              January 31, 1998        February 1, 1997   February 3, 1996   May 27, 1995
                             -----------------        ----------------   ----------------   -------------
OPERATING ACTIVITIES
 Net income (loss)             $   6,050                $  (14,915)       $   5,030           $  (1,528)
 Adjustments to reconcile net
  income to net cash provided
  by operating activities:
  Depreciation                     4,710                     4,616            2,491               1,453
Amortization                       2,902                     3,842            2,502                 896
Deferred income taxes              3,449                      (394)             970                (400)
Provision for doubtful accounts    1,503                     1,192              531                 265
Extraordinary loss, net               --                        --               --                 216
LIFO/market reserve adjustment       250                        39             (970)              1,035
Asset revaluation                     --                    20,782               --                  --
Changes in operating assets and
 liabilities net of effects from
 acquisition adjustments
  Accounts receivable             (1,022)                   (1,527)           (2,199)             1,681
  Merchandise inventories         (3,786)                   (8,088)             (113)            (2,217)
  Accounts payable                 2,794                       780              (658)             1,893
  Other assets and liabilities    (1,762)                     (205)              692               (561)
                              -----------                 ---------         --------           ---------
NET CASH PROVIDED BY
 OPERATING ACTIVITIES             15,088                     6,122             8,276              2,733

INVESTING ACTIVITIES
 Acquisition of Peebles Inc.          --                        --                              (90,923)
 Acquisition of Carlisle
   Retailers Inc.                     --                   (11,549)
 Purchase of property and
   equipment                     (10,226)                   (8,783)           (5,683)            (2,411)
 Other                              (879)                     (219)               --                281
                              -----------                 ---------         ---------          ---------
NET CASH USED IN INVESTING
 ACTIVITIES                      (11,105)                  (20,551)           (5,683)           (93,053)

FINANCING ACTIVITIES
 Proceeds from revolving
  line of credit and
  long-term debt                 324,662                   272,013           227,686             58,145
 Reduction in revolving
  line of credit and
  long-term debt                (328,441)                 (267,762)         (230,164)           (56,129)
 Proceeds from revolving
  facilities-Acquisition
  of Carlisle Retailers, Inc.         --                    10,213                --                 --
 Proceeds from acquisition debt       --                        --                --             76,390
 Retirement of pre-acquisition debt   --                        --                --            (40,917)
 Proceeds from equity                 --                        --                --             59,308
 Acquisition and financing fees       --                        --                --             (6,807)
                               ---------                 ---------          --------          ---------
NET CASH PROVIDED BY (USED IN)
 FINANCING ACTIVITIES             (3,779)                   14,464            (2,478)            89,990
                               ---------                 ---------          --------          ---------
INCREASE (DECREASE) IN CASH
 AND CASH EQUIVALENTS                204                        35               115               (330)

Cash and cash equivalents
 beginning of period                 228                       193                78                408
                               ---------                 ---------          --------          ---------
CASH AND CASH EQUIVALENTS
 END OF PERIOD                 $     432                 $     228          $    193           $     78
                               =========                 =========          ========          =========

See notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
PEEBLES INC. AND SUBSIDIARY
January 31, 1998

(dollars in thousands, except per share amounts)
NOTE A-SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
NATURE OF OPERATIONS: Peebles operates retail department stores offering predominately soft-apparel, fashion merchandise for the entire family, and other selected home accessories. At January 31, 1998, the Company was operating 84 stores located primarily in small and medium sized communities which typically do not have a mall-based department store. The stores serve communities in 12 states, located predominately in the Southeast and Mid-Atlantic.

ORGANIZATION AND BASIS OF FINANCIAL STATEMENT PRESENTATION: Consolidation: The consolidated financial statements include the accounts of Peebles Inc. and Carlisle Retailers, Inc. (together "Peebles" or the "Company"). All significant intercompany balances and transactions have been eliminated.

THE 1995 ACQUISITION: Peebles Inc. was acquired by PHC Retail Holding Company ("PHC Retail") for approximately $136 million on May 27, 1995 in an acquisition accounted for using the purchase method of accounting, and accordingly, a new accounting basis was begun. PHC Retail, a closely held company, has no significant assets other than the entire equity interest of Peebles Inc. common stock, $.10 par value (the "Common Stock") and had no operations prior to the 1995 Acquisition.

ACQUISITION OF CARLISLE RETAILERS, INC.: On May 20, 1996, Peebles Inc. acquired Carlisle Retailers, Inc., an Ohio corporation, ("Carlisle's") for approximately $11,549 in cash which included $6,311 to common shareholders of Carlisle, $3,458 to a financial services company for the majority of the outstanding Carlisle proprietary credit card accounts receivable portfolio, and $1,780 in acquisition expenses (the "CRI Merger"). Carlisle's is now a wholly owned subsidiary of Peebles Inc. The CRI Merger was accounted for using the purchase method of accounting, and as such, the purchase price was allocated to the fair value of tangible assets and the excess of cost over net assets acquired.

FISCAL YEAR: The Company's fiscal year ends on the Saturday nearest January 31. Fiscal years 1997, 1996 and 1995, ended on January 31, 1998, February 1, 1997 and February 3, 1996, respectively. Results of operations for 1997 and 1996 each consisted of fifty-two weeks. Results of operations for 1995 consisted of fifty-three weeks, with 17 weeks included in the four-month period ended May 27, 1995 and 36 weeks in the eight-month period ended February 3, 1996. References to years relate to fiscal years rather than calendar years. Certain amounts in the 1996 consolidated financial statements have been reclassified to conform to the fiscal 1997 presentation.

USE OF ESTIMATES: The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

STATEMENT OF CASH FLOWS: Peebles considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. There were no cash equivalents at January 31, 1998 or February 1, 1997.

MERCHANDISE INVENTORIES: Merchandise inventories are accounted for by the retail inventory method applied on a last in, first out ("LIFO") basis.

PROPERTY AND EQUIPMENT: Property and equipment is stated on the basis of cost. Depreciation of property and equipment is provided primarily by the straight-line method over their estimated useful lives of the related assets, generally 7 to 10 years for fixtures and equipment and 20 years for buildings. The cost of leasehold improvements is amortized over the shorter of their economic lives or the terms of the leases by the straight-line method. Amortization of buildings under capital leases is computed by the straight- line method over the lease term and is included in depreciation and amortization expense.

STORE OPENING COSTS: Store opening costs are charged to selling, general and administrative expenses as incurred.

PEEBLES INC. AND SUBSIDIARY

ADVERTISING COSTS: Advertising costs, charged to selling, general and administrative expenses as incurred, aggregated $4,551, $4,917, $3,075 and $1,449 for 1997, 1996, the eight-month period ended February 3, 1996, and the four-month period ended May 27, 1995, respectively.

LONG-LIVED ASSETS: The Company periodically reviews the carrying value of long-lived assets to determine if an impairment has occurred. The primary indicators of impairment are, but not limited to, significant changes in competition or demographics, recent historical operating profitability, projected profitability and the related cash flows of each. See Note D for 1996 details.

EXCESS OF COST OVER NET ASSETS ACQUIRED: The excess of cost over net assets acquired ("Goodwill") is being amortized on a straight-line basis over a twenty-five year period. As described in Note D, allocated goodwill was reduced by $15,220 in 1996. Accumulated amortization at January 31, 1998 and February 1, 1997 was $5,144 and $3,656, respectively.

DEFERRED FINANCING COSTS: Deferred financing costs are amortized by the interest method over a period consistent with the related financing. Amortization expense of $965, $884, $585 and $68 is included in interest expense for 1997, 1996, the eight-month period ended February 3, 1996, and the four-month period ended May 27, 1995, respectively. Accumulated amortization at January 31, 1998 and February 1, 1997 was $2,327 and $1,436, respectively.

BENEFICIAL LEASEHOLDS: Amortization is provided by the straight-line basis over the estimated composite useful lives of the related leases. As described in Note D, beneficial leaseholds were reduced by a net $1,528 in 1996, after the elimination of accumulated amortization of $2,784. At January 31, 1998, accumulated amortization was $157.

INCOME TAXES: Deferred income taxes are provided for temporary differences between income and expense for financial reporting purposes and for income tax purposes.

NET INCOME PER SHARE: Net Income per share is based on the weighted-average number of shares outstanding.

NOTE B-ACCOUNTS RECEIVABLE

Accounts receivable are shown net of $1,400 and $1,224, representing the allowance for uncollectible accounts at January 31, 1998 and February 1, 1997, respectively. The provision for doubtful accounts was $1,503, $1,192, $531 and $265 for 1997, 1996, the eight-month period ended February 3, 1996, and the four-month period ended May 27, 1995, respectively. Finance charges on credit sales, included as a reduction of selling, general and administrative expenses, aggregated $5,089, $5,050, $3,175 and $1,643, for 1997, 1996, the eight-month period ended February 3, 1996, and the four-month period ended May 27, 1995, respectively. As a service to its customers, the Company offers credit through the use of its own charge card, certain major credit cards and a layaway plan. The Peebles' customer usually resides in the local community immediately surrounding the store location. Peebles stores serve these local customers in Virginia, Maryland, North Carolina, South Carolina, Tennessee, Kentucky, Alabama, Delaware, New Jersey, Ohio, Pennsylvania and New York. The Company does not require collateral from its customers.

PEEBLES INC. AND SUBSIDIARY
NOTE C-MERCHANDISE INVENTORIES
Consistent with the purchase method of accounting used in the 1995 Acquisition, the LIFO reserve was eliminated, the recorded value of merchandise inventories was increased to fair value (the "Fair Value Adjustment") and a new LIFO base year was established at May 27, 1995. The net effect of the LIFO and market reserves adjusts inventory to the lower of LIFO cost and market.

Merchandise inventories consisted of the following:

                                         January 31, 1998     February 1, 1997
                                         ----------------     ----------------
Merchandise inventories at FIFO cost       $  51,234             $   47,448
Fair Value Adjustment                          7,436                  7,436
LIFO/market reserve                             (703)                  (453)
                                           ----------             ----------
Merchandise inventories at lower of cost
 or market                                 $  57,967             $   54,431
                                           ==========            ===========


NOTE D-ASSET REVALUATION
In 1996, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of". The Company periodically reviews the carrying value of long-lived assets to determine if impairment has occurred. The primary indicators of impairment are, but not limited to, significant changes in competition or demographics, recent historical operating profitability, projected profitability and the cash flows of each. Projections are based on management's best estimates of future performance.

In the fourth quarter of 1996, on an individual store basis, increased competition and shifting demographics in certain markets, together with historical and projected store operations, indicated that the aggregate estimated undiscounted cash flows to be generated would be less than the current carrying values of certain store assets, related intangibles and allocated goodwill. As a result, fair value was calculated using a multiple of discounted projected cash flows and carrying values were reduced as follows:

         Store fixtures and equipment               $   4,034
         Related beneficial leasehold                   1,528
         Allocated goodwill                            15,220
                                                  -----------
             Total asset revaluation                 $ 20,782
                                                  ===========

The fair value estimate is based on the best information available, including prices for similar assets or the results of valuation techniques such as discounting estimated future cash flows as if the decision to use the impaired asset was a new investment decision.

The asset revaluation reduced 1996 deferred income taxes by approximately
$2,141.

PEEBLES INC. AND SUBSIDIARY
NOTE E-LONG-TERM DEBT

Long-term debt consisted of the following:

                             January 31, 1998          February 1, 1997
                             ----------------          ----------------
Senior Revolving Facility       $   32,000               $   43,000
Senior Term Note A                  15,275                   17,725
Senior Term Note B                  37,094                   27,475
Swingline Facility                   1,791                    1,415
                                ----------               ----------
                                    86,160                   89,615
Less current maturities:
 Senior Term Notes A & B             4,083                    3,000
 Senior Revolving & Swingline
  Facilities                           570                    6,665
                                ----------               ----------
Total current maturities             4,653                    9,665
                                ----------               ----------
                                $   81,507               $   79,950
                                ==========               ==========

The Company has a $127 million credit facility (the "Credit Agreement") which provides a Senior Term Facility, a Senior Revolving Facility, and a Swingline Facility. Restrictive covenants prohibit the payment of cash dividends in any fiscal year and the Credit Agreement is secured by a first priority security interest in substantially all the personal property and certain real property of Peebles. The Credit Agreement was amended on July 30, 1997, primarily to allow for the transfer of $10 million from the Senior Revolving Facility to Senior Term Note B. The Credit Agreement was again amended on April 9, 1998 (the "1998 Amendment"), primarily to i) reduce principal payments on the senior term debt;
ii) reduce the interest rates on the senior debt; iii) increase the maximum borrowings under the Senior Revolving Facility to $75 million (from $65 million) , and iv) extend the maturity dates of Senior Term Note A and the Senior Revolving Facility from June 9, 2000 to January 31, 2002 and June 9, 2002, respectively.

The Senior Term Facility includes two notes, Senior Term Note A and Senior Term Note B, with original principal balances of $20 million and $30 million, respectively. Senior Term Note A and Senior Term Note B bore interest during 1997 at LIBOR plus 2.75% and LIBOR plus 3.25%, respectively. Under the 1998 Amendment, Senior Term Note A and Senior Term Note B bear interest at LIBOR plus 2.25% and LIBOR plus 2.75%, respectively. Scheduled principal payments and interest are payable quarterly in arrears. Senior Term Note A matures January 31, 2002 and Senior Term Note B matures June 9, 2002.

The amount available under the Senior Revolving Facility (the "Revolver") is determined by a defined asset based formula with maximum borrowings limited to $75 million less outstanding amounts under letters of credit. The Revolver matures on June 9, 2002. The Revolver has no specific paydown provisions. The Company classifies a portion of the Revolver outstanding balance as short-term, if based on the projected operations during the next fiscal year, the Revolver outstanding balance is expected to be less at any fiscal month end than the outstanding balance at the fiscal year end. The Company pays a fee of 1/2 of 1% per annum on any unused portion of the Senior Revolving Facility. The Revolving Facility bore interest at LIBOR plus 2.75%. Under the 1998 Amendment, the interest rate is LIBOR plus 2.25%.

The Company has a three-year interest rate protection agreement, expiring June, 1998, covering a principal amount of $40,000 against increases in the prime rate above 7.5% per annum.

Loans under the Swingline Facility are drawn and repaid daily based on the operating activity of the Company. Aggregate amounts outstanding under the Swingline Facility cannot exceed $5 million. Excess borrowings or funding outside these amounts revert to the Senior Revolving Facility. The Swingline Facility bears interest at prime plus 1-1/2% and has no LIBOR conversion option.

Aggregate principal payments on the long-term debt for the next five fiscal years are: 1998-- $4,653, 1999--$6,280, 2000--$7,500, 2001--$10,475, and
2002--$57,252.

Peebles has commitments for letters of credit with a bank which totaled $172 and $573 at January 31, 1998 and February 1, 1997, respectively. The commitments expire August 1, 1998.

Peebles made cash interest payments of $8,311, $7,866, $6,353 and $973, for fiscal year 1997, 1996, the eight-month period ended February 3, 1996, and the four-month period ended May 27, 1995, respectively.

PEEBLES INC. AND SUBSIDIARY
NOTE F-LEASES

The Company leases substantially all of its store locations under capital and operating leases with initial terms ranging from 1 to 25 years and renewal options of 1 to 10 years expiring at various dates through 2033. Total rental expense under operating leases was as follows:

                  Fiscal Year       Fiscal Year     Eight-Month      Four-Month
                     Ended             Ended        Period Ended    Period Ended
               January 31, 1998  February 1, 1997 February 3, 1996 May 27, 1995
               ----------------  ---------------- ---------------- -------------
                                                                 (Prior to 1995
                                                                    Acquisition)
Minimum           $   8,913        $   7,742        $    4,552      $    2,276
Contingent              483              453               275             138
                -----------       ----------        ----------      ----------
                  $   9,396        $   8,195        $    4,827      $    2,414
                ===========       ==========        ==========      ==========

Contingent rentals are based upon a percentage of annual sales in excess of specified amounts. Future minimum lease payments under capital leases and noncancellable operating leases at January 31, 1998 were as follows:

                                  Capital                   Operating
Fiscal Year                       Leases                      Leases
-----------                       -------                   ----------
1998                              $   377                   $   8,467
1999                                  377                       8,114
2000                                  377                       7,591
2001                                  180                       7,175
2002                                  180                       6,453
Thereafter                            421                      40,650
                                  -------                   ---------
Total minimum lease payments        1,912                   $  78,450
Less:  amounts representing
       interest                      (565)
                                  --------
Present value of net minimum
    lease payments, including
    current maturities of $208,
    with interest rates ranging
    from 11.3% to 18.1%          $  1,347
                                =========


NOTE G-EMPLOYEE BENEFIT PLANS

Defined Benefit Pension Plans: Through January 31, 1998, the Company provided one defined benefit plan, The Employees Retirement Plan of Peebles Inc. ("Plan I") which covered substantially all employees. Participation in Plan I is dependent on meeting certain age and service requirements. On November 19, 1997, the Board of Directors approved i) the adoption of The Employees Retirement Plan II of Peebles Inc. ("Plan II") to be effective February 1, 1998 (the "Curtailment Date"), and ii) the fifth amendment to Plan I. Under the amendment, the benefits of certain participants are frozen at the Curtailment Date and those participants spun-off to Plan II. No employee will become a participant in either Plan I or Plan II after February 1, 1998. Participants spun-off to Plan II will not accrue any benefit service after the Curtailment Date. Plan II will be terminated effective as of May 1, 1998. Plan II participants are 100% vested in their accrued benefits as calculated on the Curtailment Date.

Participants in Plan I which were not spun-off to Plan II will continue to accrue benefits. Benefits under both Plan I and Plan II are based on total years of benefit service and the employee's compensation during the five consecutive calendar years which produce the highest average.

Peebles makes annual contributions to the Pension Plan equal to the contribution required to satisfy minimum funding standards under ERISA. The Board of Directors has directed the Trustee of Plan I to transfer assets and liabilities attributable to the benefits of Plan II participants to the trustee of Plan II as of the Curtailment Date.

PEEBLES INC. AND SUBSIDIARY

NOTE G-EMPLOYEE BENEFIT PLANS--Continued
The net periodic pension cost of Plan I included the following components:

                           Fiscal Year      Fiscal Year       Eight-Month        Four-Month
                             Ended             Ended          Period Ended      Peroid Ended
                        January 31, 1998  February 1, 1997  February 3, 1996    May 27, 1995
                        ----------------  ----------------  ----------------    -------------
                                                                                (Prior to 1995 Acquisition)
Service cost-benefits
 earned during the period    $  372          $   345           $    207            $  104
Interest cost on projected
 benefit obligation             501              543                332               166
Actual return on plan assets (1,632)            (109)              (649)             (324)
Net amortization and deferral 1,091             (460)               275               138
                            -------          --------           --------          --------
Net periodic pension cost   $   332          $   319           $    165            $   84
                            =======          ========           ========          ========

Net curtailment gain        $   231              N/A                N/A                N/A
                            =======

The net curtailment gain has been calculated considering the estimated net decrease in projected benefit obligation, net of the elimination of capitalized prior service costs.

The following table sets forth the Pension Plan's funded status and amounts recognized in Peebles balance sheet:

                                         January 31, 1998     February 1, 1997

Actuarial present value of
  benefit obligations:
  Accumulated benefit obligations
  including vested benefits of
   $5,756 and $5,316, respectively          $   (6,303)         $    (5,707)
                                            ===========         ============
  Projected benefit obligation              $   (7,465)         $    (7,299)
  Plan assets at fair value,
  primarily listed stocks and U.S.
  Government Treasury Bonds                      7,419                6,509
                                            -----------         ------------
  Projected benefit obligations in
  excess of Plan assets                            (46)                (790)
  Prior service costs                               63                   73
  Unrecognized net (gain) loss                    (384)                 682
                                            -----------         ------------
Net pension liability recognized
 in the balance sheet                       $     (367)         $       (35)
                                            ===========         ============

In calculating the present value of projected benefit obligations for 1997 and 1996, a 4.5% and 4.4% weighted average rate of compensation increase was used, respectively, and a weighted average discount rate of 7.25%. The expected long-term rate of return on plan assets was 9% for 1997, 1996 and 1995.

THE PEEBLES INC. 401 (K) PROFIT SHARING PLAN: The Company maintains a qualified profit sharing and retirement savings plan, which under Section 401 (k) of the Internal Revenue Code, allows tax deferred contributions from eligible employees of up to 12% of their annual compensation. The Company did not contribute to the plan in the prior three fiscal years. Effective February 1, 1998, the Company will begin matching employee contributions up to 50% of an employee's first 6% of eligible compensation.

SUPPLEMENTAL BENEFITS PROGRAM: The Company maintains a benefits program designed to provide certain key executives supplemental retirement income, such that together with Social Security payments and amounts payable under Plan I, the executives will receive replacement income in retirement equal to 60% of final average compensation, as defined in Plan I. The program is funded through life insurance contracts covering the participating executives. At January 31, 1998 and February 1, 1997, the Company had a net obligation of $75, recognized in the balance sheet based upon a discount rate of 7.5% for 1997 and 1996. The Company recognized net expense related to the program of $213, $238, $146 and $73 in the fiscal years ended January 31, 1998, and February 1, 1997, the eight-month period ended February 3, 1996 and the four-month period ended May 27, 1995, respectively.

PEEBLES INC. AND SUBSIDIARY
NOTE H - INCOME TAXES

The provisions for income taxes consisted of the following:

                        Fiscal Year       Fiscal Year      Eight-Month         Four-Month
                           Ended             Ended         Period Ended       Period Ended
                     January 31, 1998  February 1, 1997   February 3, 1996    May 27, 1995
                     ----------------  ----------------   ----------------    -------------
                                                                               (Prior to
                                                                              1995 Acquisition)
Current:   Federal      $   1,089         $   1,591           $  2,703        $   (382)
           State              149               546                573             (92)

Deferred:  Federal          2,861              (214)               805            (323)
           State              588              (180)               165             (77)
                         --------          ---------          --------         --------
                        $   4,687          $   1,743          $  4,246         $  (874)
                        =========          =========          ========         ========

Income taxes differ from the amounts computed by applying the applicable federal statutory rates due to the following:

                              Fiscal Year      Fiscal Year     Eight-Month     Four-Month
                                 Ended            Ended        Period Ended   Period Ended
                          January 31, 1998  February 1, 1997 February 3, 1996 May 27, 1995
                          ----------------  ---------------- ---------------- -------------
                                                                              (Prior to 1995
                                                                              Acquisition)
Taxes at the federal
 statutory rate              $  3,650           $  (4,479)         $  3,248      $  (765)
Increases (decreases):
 State income taxes, net
  of federal tax                  486                 232               469         (110)
 Amortization of purchase
   accounting adjustments         478                 745               484          190
 Asset revaluation                 --               5,175                --           --
 Other                             73                  70                45         (189)
                             --------           ---------          --------      --------
                             $  4,687           $   1,743          $  4,246      $  (874)
                             ========           =========          ========      =======

At January 31, 1998, the Company has net operating loss carryforwards of approximately $4,700 for income tax purposes, which expire in 2010.

Significant components of deferred tax liabilities and assets are as follows:

                                     January 31, 1998         February 1, 1997
                                     ----------------         ----------------
Deferred tax liabilities:
 Inventory valuation                   $     3,092               $    3,404
 Depreciation and amortization               6,657                    4,843
 Accounts receivable valuation               2,052                       --
 Other                                         308                      318
                                       -----------               ----------
                                            12,109                    8,565
Deferred tax assets:
 Doubtful accounts                            (539)                    (471)
 Net operating loss carryforwards           (1,835)                  (1,925)
 Other                                        (118)                      --
                                       -----------               ----------
                                            (2,492)                  (2,396)
                                       -----------               ----------
Net deferred tax liabilities           $     9,617               $    6,169
                                       ===========               ==========

Peebles made cash income tax payments of $2,506, $2,100 and $2,782 for 1997, 1996 and 1995, respectively.

PEEBLES INC. AND SUBSIDIARY

NOTE I - VALUATION AND QUALIFYING ACCOUNTS
Activity related to valuation and qualifying accounts is as follows:

                                   Allowance for Doubtful         Net LIFO/
                                        Accounts               Market Reserve
                                  -----------------------      --------------
BALANCE JANUARY 28, 1995             $     930                    $   2,838
Charges to expense                         265                        1,035
Deductions - net write-off of
 uncollectible accounts                   (265)                          --
                                     ---------                    ---------
BALANCE MAY 27, 1995                       930                        3,873
Purchase accounting elimination             --                       (3,873)
Charges to expense                         531                          414
Deductions - net write-off of
 uncollectible accounts                   (501)                          --
                                     ---------                     --------
BALANCE FEBRUARY 3, 1996                   960                          414
Charges to expense                       1,192                           39
Increase due to Acquisition of
 Carlisle Retailers, Inc.                  264                           --
Deductions - net write-off of
 uncollectible accounts                 (1,192)                          --
                                     ---------                    ---------
BALANCE February 1, 1997                 1,224                          453
Charges to expense                       1,503                          250
Deductions - net write-off of
 uncollectible accounts                 (1,327)                          --
                                     ---------                    ---------
BALANCE JANUARY 31, 1998             $   1,400                    $     703
                                     =========                    =========



NOTE J - QUARTERLY FINANCIAL DATA (UNAUDITED)
The acquisition of Carlisle Retailers, Inc. was completed on May 20, 1996.
As a result, the second, third and fourth quarters of 1996 reflect the incremental sales and expenses related to this acquisition. Operating income in the fourth quarter of 1996 was affected by the asset revaluation in accordance with SFAS No. 121 of $20,782.
(dollars in thousands)

                                                       FISCAL  QUARTER
                                 First               Second            Third           Fourth
                             1997      1996      1997     1996      1997    1996      1997     1996
Net Sales......            $45,150    $38,055  $49,808  $42,366    $52,411  $47,540  $70,325  $ 66,245

Cost of Sales..             28,262     22,607   29,515   24,805     32,077   29,462   40,966    39,362

Gross Margin..........      16,888     15,448   20,293   17,561     20,334   18,078   29,359    26,883

Operating Income (Loss)      2,192      2,183    3,490    2,757      3,156    1,899   11,064   (11,550)

Net Income (Loss).....          49        214      721      346        389     (194)   4,891   (15,281)

Net Income (Loss) Per Share $   49    $   214   $  721  $   346    $   389  $  (194) $ 4,891  $(15,281)


MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Peebles operates specialty department stores primarily in small and medium sized communities which do not typically have a mall-based department store. The stores, located in twelve predominately Southeastern and Mid-Atlantic states, offer customers a broad selection of moderately-priced fashion merchandise and selected home accessories, which is generally not available through other retailers in the market. The consolidated operations of the Company include the results of 78 stores operating either the entire year or opened under the "Peebles" name and 6 stores belonging to its wholly-owned subsidiary, Carlisle's. The name on these six stores was changed from Carlisle's to Peebles in August 1997.

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

Consolidated net sales and results of consolidated operations, expressed as percentages of net sales, are presented below for the 1997 and 1996 fiscal years and the twelve-month period ended February 3, 1996.

(dollars in thousands)         1997         1996          1995
Net sales                $   217,694   $   194,206   $   175,664
  % increase                   12.1%         10.6%          4.8%

Comparable stores % increase
  (decrease) in sales:
   52-week periods             5.3%      Even (0%)        (1.0%)
   52-week period ended
    February 1, 1997 versus
    53-week period ended
    February 3, 1996           N/A          (1.3%)          N/A

Total stores                    84             77            65


Operations as a Percentage
  of Net Sales:

Cost of sales                60.1%          59.9%          58.6%
Selling, general &
 administrative expenses     27.7           28.0           27.3
Asset revaluation              --           10.7             --
Settlement of the 1993
 Stock Option Plan             --             --            1.7
Depreciation and
 amortization                 3.1            3.8            3.8
                            -----          -----           ----
Operating Income (Loss)       9.1           (2.4)           8.6

Interest Expense              4.4            4.7            4.5
Other income (expense)         .2             .4            (.1)
Provision for income taxes    2.1             .9            1.9
                            -----          -----           ----
Net Income (Loss)             2.8%          (7.7)%          2.1%

Net sales in 1997 grew $23,488, or 12.1%, over 1996 as net sales at comparable stores increased $9,085, or 5.3%, and net sales at non-comparable stores provided an increase of $14,403. A comparable store has operations for the entire twelve-month period in both the current and previous fiscal years. Comparable store net sales, totaling $181,442, showed relative strength throughout 1997, with fiscal quarter increases over 1996 of 5.1%, 7.7%, 6.9% and 3.3% for the first through fourth fiscal quarters, respectively.

During 1997, the Company opened 8 new stores which contributed $8,964, or 4.1%, to net sales, and closed 1 marginally profitable store. All 8 new stores were opened as Peebles stores and are located in states where the Company has existing stores. In 1996, the Company added a net total of 13 stores operating for the entire year in 1997. Of these 13 stores opened or acquired in 1996, 7 new Peebles stores contributed $11,487, or 5.3%, to 1997 net sales and the six Carlisle's stores added $14,106, or 6.5% of total net sales.

The Company's cost of sales were 60.1%, 59.9% and 58.6% in 1997, 1996 and 1995, respectively. The increases in 1997 and 1996 are primarily attributed to the new store locations, where market penetration promotions adversely impact gross margin. The company has increased the number of stores in operation at the respective fiscal year end from 65 in 1995 to 84 in 1997, a 29.2% increase. In addition, at the Carlisle stores, the inventory mix and pricing strategy required an adjustment from a narrow assortment and a high-low emphasis to a wider assortment and less promotional, every day fair pricing which resulted in higher markdowns. In June 1996, the Company began a twelve-month process to make these changes at a pace designed not to adversely impact customer expectations. New stores generally attain the Company's mature store average gross margin in 24 to 36 months.

Selling, general and administrative ("SG&A") expenses were 27.7%, 28.0% and 27.3% of net sales in 1997, 1996 and 1995, respectively. In general, the opening of new stores with their higher occupancy, payroll and advertising expenses as a percentage of net sales than mature stores, results in increases to SG&A. The 14 new stores opened and acquired during 1996 represented the Company's largest single year increase in number of store locations. Also in 1996, the Company completed an expansion to the distribution facility in South Hill, Virginia to accommodate growth and enhance processing efficiency. In 1997, the total net reduction in the advertising costs of opening 8 stores versus 14, cost controls over variable expenses and the realization of economies of scale in the fixed SG&A expenses resulted in the decrease as a percentage of net sales in comparison to 1996.

As discussed in Note D to the audited consolidated financial statements, the Company periodically reviews the carrying value of long-lived assets to determine if impairment has occurred, as defined under the provision of SFAS
No. 121, "Accounting for Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed Of". In 1996, management determined that the aggregate estimated undiscounted cash flows to be generated by certain store assets would be less than the current carrying values of those assets, related intangibles and allocated Goodwill. As a result, fair value was calculated using a multiple of discounted projected cash flows and the Company increased operating expenses by $20,782, or 10.7% of 1996 net sales. No impairment adjustment was considered to be necessary in 1997.

In conjunction with the 1995 Acquisition, the Company settled a stock option plan and recorded additional compensation expense of $3,089 in 1995, or 1.7% of 1995 net sales.

Depreciation and amortization expense as a percentage of net sales was 3.1%, 3.8% and 3.8% in 1997, 1996 and 1995, respectively. The 1997 decrease is primarily attributed to less amortization expense on the intangible assets, Goodwill and beneficial leaseholds, resulting from the reduced carrying values after the impairment revaluation in 1996. Capital expenditures increased depreciation expense, but the revaluation of certain store fixtures and equipment after the 1996 revaluation mitigated their impact.

As a result of the above factors, 1997 operating income was 9.1% of net sales, compared to an operating loss of 2.4% in 1996 and operating income of 8.6% in 1995. Adjusting for the effects of SFAS No. 121 revaluation in 1996 and the 1995 non-recurring compensation expense, operating income would have totaled 8.1% and 10.3% as a percentage of net sales for 1996 and 1995, respectively.

Interest expense as a percentage of net sales was 4.4%, 4.7% and 4.5% for 1997, 1996 and 1995, respectively. The capital and inventory requirements of fewer new store locations in 1997 versus 1996, and the increase in 1996 debt to consummate the CRI Merger are primarily responsible for the current year decrease as a percentage of net sales.

In 1997, income taxes, current and deferred, totaled $4,687, an effective tax rate of 43.6%. The effective tax rate is higher than the statutory rates because of non-deductible amortization expense. In 1996, as a result of the asset revaluation, the Company recorded income tax expense of $1,743, even though experiencing a pre-tax loss $13,172. The $20,782 gross revaluation write-down lowered deferred taxes by $2,141, as the Goodwill ($15,220 impairment) and beneficial leaseholds ($1,528) are permanent book-tax differences.

The Company recorded an extraordinary loss, net of tax, of $216 at May 27, 1995, related to the write-off of unamortized financing costs.

As a result of the above factors, the Company had net income of 2.8% in 1997, a net loss of 7.7% in 1996 and net income of 4.5% in 1995. Adjusting for the effects of adopting SFAS No. 121 in 1996, net income would have been 3.0% as a percentage of net sales.

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

The Company's operating activities provided net cash of $15.1 million, $6.1 million and $11.0 million in 1997, 1996 and 1995, respectively. Profitable operations were again the primary source of net cash in 1997. The return on continuing operation's net assets grew to 20.8% in 1997 from 18.9% in 1996. Return on the continuing operation's net assets represents operating income as a percentage of the average investment in operating assets, calculated as: i) current assets, plus ii) net property and equipment, less iii) current liabilities and capital leases. In the 1996 percentage, the effects of the SFAS No. 121 asset revaluation have been added back to operating income. The Company's working capital increased to $62.9 million at the close of 1997, up from $58.2 million at the close of 1996, as increases in merchandise inventory were partially offset by a decrease in net accounts receivable and an increase in trade accounts payable.

Net cash used in investing activities, exclusive of the CRI Merger and the 1995 Acquisition, was $11.1 million, $9.0 million and $7.8 million in 1997, 1996 and 1995, respectively. In 1997, capital expenditures for the purchase of property and equipment totaled $10.2 million. Included in this total are the capital expenditures for eight new store locations opened in 1997, totaling some $3.6 million, and the relocation of three stores where capital expenditures totaled $3.1 million. Existing stores accounted for the remainder, and included capital expenditures to i) change the signage and fixturing from "Carlisle's" to "Peebles" in six stores, ii) upgrade register systems in certain stores, iii) add new Clinique cosmetic fixtures to those stores now carrying this merchandise, and iv) general enhancements to existing store fixturing and visual display.

In 1997, cash was used to reduce outstanding debt by a net of $3.8 million. Exclusive of the CRI Merger in 1996 and the 1995 Acquisition transactions, the Company drew cash from the revolving debt of some $4.3 million net in 1996, and cash was used to reduce outstanding debt by a net of $.5 million in 1995.

In 1998, the Company's capital expenditures are expected to total approximately $11.5 million, which reflect the opening of eleven new store locations at approximately $5.0 million and the major remodeling and space re-allocation of seven stores at $2.0 million. As of March 1998, the Company had signed leases for seven new store locations, four of which will open in Spring 1998. The Company expects to continue to lease its stores, and the average new store is anticipated to average approximately 22,500 square feet but may vary depending on the market and real estate availability . Based on historical experience, the Company estimates that the cost of opening a new store will include capital expenditures of approximately $425,000 for leasehold improvements and fixtures and approximately $425,000 for initial inventory, approximately one-third of which is normally financed through vendor credit. Accounts receivable for new stores typically build to 15% of net sales or approximately $300,000 within 24 months of the store opening. The Company may also incur capital expenditures to acquire existing stores. The distribution center expansion is expected to serve the Company's growth to 110 store locations.

The Company finances its operations, capital expenditures, and debt service payments with funds available under the Senior Revolving Facility. The maximum amount available under the Senior Revolving Facility is $75 million less amounts outstanding under letters of credit. The actual amount available is determined by an asset based formula.

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

YEAR 2000 TECHNOLOGICAL ISSUES
In 1997, the Company began a comprehensive analysis of its information systems to determine the impact of date-related processing when the year changes to 2000 and the systems do not recognize this year as greater than 1999. The Company's primary information systems are on two IBM AS400 mainframes, with the majority of the software developed internally. Packaged software and certain PC systems serve as supplemental support to the mainframe systems. The costs associated with this evaluation, and the costs of any necessary modifications to the software will be expensed as incurred. Although the comprehensive analysis will not be completed until the second quarter of 1998, management currently anticipates the costs to ensure year 2000 compliance will primarily be in the form of additional payroll cost and will not be material to the operations of the Company. Year 2000 compliance is expected by the first quarter of 1999.

FORWARD-LOOKING STATEMENTS

Certain statements in this annual report are forward-looking, based on the Company's evaluation of historical information and judgments on future events, based on the best information available at the time. Underlying these statements are risks and uncertainties which could cause actual results to differ materially from those forward-looking statements. These risks and uncertainties include, but are not limited to: i) consumer demand for the Company's soft-apparel merchandise; ii) competitive and consumer demographic shifts within the Company's markets; iii) the Company's access to, and cost of, capital; iv) the Company's ability to locate and open new store locations on a timely and profitable basis; and v) the successful management of inventory levels, related costs and selling, general and administrative costs.

                                  	EXHIBIT INDEX

Exhibit				                                            						 Page
  No.                     				Description                   	Number

2.1***			  Form of Agreement and Plan of Merger dated April 3, 1995 among PHC
           Retail Holding Company, Peebles Acquisition Corp. and Peebles Inc.,
           exclusive of exhibits and schedules.  The Registrant hereby undertakes to furnish to the Commission supplementally upon request a copy of any omitted exhibit or schedule.
3.1+			    Form of Amended and Restated Articles of Incorporation of Peebles
           Inc.
3.2+			    Form of Amended and Restated Bylaws of Peebles Inc.
3.3***			  Amendment to Amended and Restated Articles of Incorporation dated
           May 3, 1993
3.4*+			   Amendment to Amended and Restated Bylaws of Peebles Inc.dated June 9,
           1995.
3.5*+			   Amendment to Amended and Restated Articles of Incorporation dated
           June 9, 1995
10.1*+		   Credit Agreement dated June 9, 1995, by and amoung Peebles Inc. And
           NatWest Bank, N.A.	as Agent (the "Agent"), and the financial
           institutions named therein. (the "Credit Agreement")
10.20*+		  Form of A Term Note.
10.21*+		  Form of B Term Note.
10.22*+		  Form of Bridge Note.
10.23*+		  Form of Revolving Note.
10.24*+		  Form of Swingline Note.
10.3*+		   Security Agreement made June 9, 1995 by and between Peebles Inc. and the Agent.
10.4*+		   Trademark Security Agreement made June 9, 1995 by and between
           Peebles Inc. and the Agent.
10.5*+		   Guaranty Agreement made June 9, 1995 by and between PHC Retail
           Holding Company and the Agent.
10.6*+		   Pledge Agreement made June 9, 1995 by and between PHC Retail
           Holding Company and the Agent.
10.62*+		  Deed of Trust made June 9, 1995 by and between Peebles Inc., the
           Trustee party thereto and the Agent.
10.63*+		  First Amendment of the Credit Agreement dated September 15, 1995.
10.64*+		  Second Amendment and Limited Consent to the Credit Agreement dated
           March 8, 1996.
10.65			   Third Amendment to the Credit Agreement dated May 16, 1997.
10.66		   	Fourth Amendment to the Credit Agreement dated July 30, 1997.
10.67*			  Fifth Amendment to the Credit Agreement dated April 9, 1998.
10.8***		  Standard Service Agreement, as amended, dated January 17, 1995 between Frederick Atkins, Incorporated and Peebles Inc.
10.11*+		  Form of Indemnification, Guarantee and Contribution Agreement
           dated as of August 23, 1995  PHC Retail Holding Company, Peebles
           Inc. and each of the directors and officers of Peebles Inc.
21			      Subsidiaries of the Registrant.
27			      Financial Data Schedule

	____________________________


	*		Incorporated by reference from the Registration Statement of PBL and
Peebles on Form S-1 (Registration No. 33-27126), which was declared effective by the Commission on July 14, 1989.

	**		Incorporated by reference from the Form 10-K of PBL and the
Company for the fiscal year ended February 2, 1991.

	+		Incorporated by reference from the Form 10-K of the Company for the fiscal year ended February 1, 1992.

	++		Incorporated by reference from the Form 10-K of the Company for the fiscal year ended January 30, 1993.

	+++		Incorporated by reference from the Form 10-K of the Company for the fiscal year ended January 29, 1994.

	***		Incorporated by reference from the Form 10-K of the Company for the fiscal year ended January 28, 1995.

	*+		Incorporated by reference from the Form 10-K of the Company for the fiscal year ended February 1, 1996.

Exhibit 10.65
	THIRD AMENDMENT AND
	LIMITED CONSENT TO
	CREDIT AGREEMENT

THIS THIRD AMENDMENT AND LIMITED CONSENT TO CREDIT AGREEMENT, dated as of May 16, 1997 (this "Amendment"), is by and among Peebles Inc., a Virginia corporation (the "Borrower"), the undersigned financial institutions in their capacities as lenders (the "Lenders"), Societe Generale, Southwest Agency and Internationale Nederlanden (U.S.) Capital Corporation, as co-agents
(the "Co-Agents"), and Fleet Bank, N.A. (formerly known as NatWest Bank N.A.), as agent (the "Agent") for the Lenders.

	RECITALS:

WHEREAS, the Borrower, the Agent, the Co-Agents and the Lenders are parties to that certain Credit Agreement, dated as of June 9, 1995, as amended by that certain First Amendment of Credit Agreement, dated as of September 15, 1995, by and among the Borrower, the Agent, the Co-Agents and the Lenders and that certain Second Amendment and Limited Consent to Credit Agreement, dated as of March 8, 1996, by and among the Borrower, the Agent, the Co-Agents and the Lenders (and as further amended, restated, supplemented or otherwise modified from time to time, collectively, the "Credit Agreement"); and

WHEREAS, the Borrower, the Agent, the Co-Agents and the Lenders desire to amend certain provisions of the Credit Agreement on the terms and conditions set forth herein; and

WHEREAS, the Borrower requests that the Agent, the Co-Agents and the Lenders consent to a certain action under the Credit Agreement on the terms and conditions set forth herein;

NOW THEREFORE, in consideration of the premises and of the mutual covenants herein contained, the parties hereto agree as follows:

SECTION 1. Defined Terms. Unless otherwise defined herein, all capitalized terms used herein have the meanings assigned to such terms in the Credit Agreement.

SECTION 2. Amendments to the Credit Agreement. The Credit Agreement is, as of the date hereof, hereby amended as follows:

(a)	The definition of "Projections" appearing in Section 10 of the Credit
Agreement is hereby deleted in its entirety and the following is hereby inserted in lieu thereof:

"Projections" shall have the meaning provided in Section 5.22(i) for the period from the Initial Borrowing Date to and including the fiscal year ended January 31, 1997 and shall mean the projected financial statements for the Borrower and its Subsidiaries dated April 14, 1997 for the period from the fiscal year commenced February 1, 1997 to and including the fiscal year ending January 31, 2001."

(b)	Section 8.11 of the Credit Agreement is hereby deleted in its entirety and the following is hereby inserted in lieu thereof:

"8.11 Minimum Consolidated EBITDA. The Borrower will not permit Consolidated EBITDA for any Test Period ending at the end of any fiscal quarter of the Borrower on or about the dates set forth below (with each such date being adjusted to correspond to the Borrower's actual fiscal quarter end) to be less than the amount set forth opposite such fiscal quarter:

Fiscal Quarter                                Amount

Fiscal quarter ended July 31, 1995        $19,855,000
Fiscal quarter ended October 31, 1995     $20,478,000
Fiscal quarter ended January 31, 1996     $20,849,000
Fiscal quarter ended April 30, 1996       $21,301,000
Fiscal quarter ended July 31, 1996        $21,913,000
Fiscal quarter ended October 31, 1996     $22,539,000
Fiscal quarter ended January 31, 1997     $23,634,000
Fiscal quarter ended April 30, 1997       $22,200,000
Fiscal quarter ended July 31, 1997        $23,175,000
Fiscal quarter ended October 31, 1997     $25,125,000
Fiscal quarter ended January 31, 1998     $24,500,000
Fiscal quarter ended April 30, 1998       $23,525,000
Fiscal quarter ended July 31, 1998        $24,100,000
Fiscal quarter ended October 31, 1998     $24,625,000
Fiscal quarter ended January 31, 1999     $25,725,000
Fiscal quarter ended April 30, 1999       $26,150,000
Fiscal quarter ended July 31, 1999        $26,750,000
Fiscal quarter ended October 31, 1999     $27,350,000
Fiscal quarter ended January 31, 2000     $28,525,000
Fiscal quarter ended April 30, 2000       $29,075,000
Fiscal quarter ended July 31, 2000        $30,150,000
Fiscal quarter ended October 31, 2000     $30,950,000
Fiscal quarter ended January 31, 2001     $31,775,000
Fiscal quarter ended April 30, 2001       $32,650,000
Fiscal quarter ended July 31, 2001        $33,500,000
Fiscal quarter ended October 31, 2001     $34,400,000
Fiscal quarter ended January 31, 2002     $35,250,000
Fiscal quarter ended April 30, 2002       $36,225,000"

 (c)	Section 8.12 of the Credit Agreement is hereby deleted in its entirety and the following is hereby inserted in lieu thereof:

"8.12 Leverage Ratio. The Borrower will not permit the Leverage Ratio as of the end of any fiscal quarter of the Borrower on or about the dates set forth below (with each such date being adjusted to correspond to the Borrower's actual fiscal quarter end) to be more than the ratio set forth opposite such fiscal quarter:

Fiscal Quarter                                  Ratio

Fiscal quarter ended July 31, 1995            4.21 to 1.00
Fiscal quarter ended October 31, 1995         4.46 to 1.00
Fiscal quarter ended January 31, 1996         4.05 to 1.00
Fiscal quarter ended April 30, 1996           4.18 to 1.00
Fiscal quarter ended July 31, 1996            4.01 to 1.00
Fiscal quarter ended October 31, 1996         4.28 to 1.00
Fiscal quarter ended January 31, 1997         3.72 to 1.00
Fiscal quarter ended April 30, 1997           4.03 to 1.00
Fiscal quarter ended July 31, 1997            3.74 to 1.00
Fiscal quarter ended October 31, 1997         3.82 to 1.00
Fiscal quarter ended January 31, 1998         3.34 to 1.00
Fiscal quarter ended April 30, 1998           3.67 to 1.00
Fiscal quarter ended July 31, 1998            3.67 to 1.00
Fiscal quarter ended October 31, 1998         3.96 to 1.00
Fiscal quarter ended January 31, 1999         3.16 to 1.00
Fiscal quarter ended April 30, 1999           3.28 to 1.00
Fiscal quarter ended July 31, 1999            3.27 to 1.00
Fiscal quarter ended October 31, 1999         3.52 to 1.00
Fiscal quarter ended January 31, 2000         2.78 to 1.00
Fiscal quarter ended April 30, 2000           2.87 to 1.00
Fiscal quarter ended July 31, 2000            2.94 to 1.00
Fiscal quarter ended October 31, 2000         3.16 to 1.00
Fiscal quarter ended January 31, 2001         2.56 to 1.00
Fiscal quarter ended April 30, 2001           2.62 to 1.00
Fiscal quarter ended July 31, 2001            2.65 to 1.00
Fiscal quarter ended October 31, 2001         2.85 to 1.00
Fiscal quarter ended January 31, 2002         2.32 to 1.00
Fiscal quarter ended April 30, 2002           2.37 to 1.00"

(d)	Section 8.13 of the Credit Agreement is hereby deleted in its entirety and the following is hereby inserted in lieu thereof:

"8.13 Interest Coverage Ratio. The Borrower will not permit the Interest Coverage Ratio as of the end of any fiscal quarter of the Borrower on or about the dates set forth below (with each such date being adjusted to correspond to the Borrower's actual fiscal quarter end) to be less than the ratio set forth opposite such fiscal quarter:

Fiscal Quarter                                  Ratio

Fiscal quarter ended July 31, 1995           3.57 to 1.00
Fiscal quarter ended October 31, 1995        2.95 to 1.00
Fiscal quarter ended January 31, 1996        2.56 to 1.00
Fiscal quarter ended April 30, 1996          2.22 to 1.00
Fiscal quarter ended July 31, 1996           2.26 to 1.00
Fiscal quarter ended October 31, 1996        2.29 to 1.00
Fiscal quarter ended January 31, 1997        2.38 to 1.00
Fiscal quarter ended April 30, 1997          2.60 to 1.00
Fiscal quarter ended July 31, 1997           2.70 to 1.00
Fiscal quarter ended October 31, 1997        2.80 to 1.00
Fiscal quarter ended January 31, 1998        2.80 to 1.00
Fiscal quarter ended April 30, 1998          2.80 to 1.00
Fiscal quarter ended July 31, 1998           2.90 to 1.00
Fiscal quarter ended October 31, 1998        3.00 to 1.00
Fiscal quarter ended January 31, 1999        3.20 to 1.00
Fiscal quarter ended April 30, 1999          3.30 to 1.00
Fiscal quarter ended July 31, 1999           3.30 to 1.00
Fiscal quarter ended October 31, 1999        3.40 to 1.00
Fiscal quarter ended January 31, 2000        3.60 to 1.00
Fiscal quarter ended April 30, 2000          3.70 to 1.00
Fiscal quarter ended July 31, 2000           3.80 to 1.00
Fiscal quarter ended October 31, 2000        3.90 to 1.00
Fiscal quarter ended January 31, 2001        4.00 to 1.00
Fiscal quarter ended April 30, 2001          4.20 to 1.00
Fiscal quarter ended July 31, 2001           4.30 to 1.00
Fiscal quarter ended October 31, 2001        4.40 to 1.00
Fiscal quarter ended January 31, 2002        4.50 to 1.00
Fiscal quarter ended April 30, 2002          4.60 to 1.00"

SECTION 3. Limited Consent. The Agent, the Co-Agents and the Lenders hereby consent to the Borrower incurring additional Consolidated Capital Expenditures pursuant to Section 8.05(c) of the Credit Agreement for the fiscal year commencing February 1, 1998 and ending January 31, 1999 in the aggregate amount of $7,096,000, thereby waiving the effect of the EBITDA Shortfall for the fiscal year ended January 31, 1997 on the calculation of additional Consolidated Capital Expenditures for the fiscal year commencing February 1, 1998 and ending January 31, 1999 pursuant to the proviso set forth at the end of Section 8.05(c) of the Credit Agreement. The consent by the Agent, the Co-Agents and the Lenders as described above shall not operate as a consent or waiver of (i) any other right, power or remedy of the Agent, the Co-Agents or the Lenders under the Loan Documents or (ii) any other Event of Default under the Credit Agreement. Such consent is only applicable and shall only be effective in the specific instance and for the specific purpose for which made or given.

SECTION 4. Representations and Warranties of the Borrower. The Borrower represents and warrants to the Agent, the Co-Agents and the Lenders:

(a)	The representations and warranties contained in the Credit Agreement and the other Loan Documents are true and correct in all material respects at and as of the date hereof as though made on and as of the date hereof (except to the extent specifically made with regard to a particular date).

(b)	No Event of Default or Default has occurred and is continuing.

(c)	The execution, delivery and performance of this Amendment has been duly authorized by all necessary action on the part of, and duly executed and delivered by, the Borrower, and this Amendment is a legal, valid and binding obligation of the Borrower enforceable against the Borrower in accordance with its terms, except as the enforcement thereof may be subject to the effect of any applicable bankruptcy, insolvency, reorganization, moratorium or similar laws affecting creditors' rights generally and general principles of equity (regardless of whether such enforcement is sought in a proceeding in equity or at law).

(d)	The execution, delivery and performance of this Amendment do not conflict with or result in a breach by the Borrower of any term of any material contract, loan agreement, indenture or other agreement or instrument to which the Borrower is a party or is subject.

SECTION 5. Execution in Counterparts. This Amendment may be executed in counterparts, each of which when so executed and delivered shall be deemed to be an original and all of which taken together shall constitute but one and the same instrument.

SECTION 6.  Governing Law.  THIS AMENDMENT SHALL BE GOVERNED BY,
AND CONSTRUED AND INTERPRETED IN ACCORDANCE WITH, THE LAWS OF THE
STATE OF NEW YORK, WITHOUT REGARD TO THE INTERNAL CONFLICTS OF
LAWS PROVISIONS THEREOF.

SECTION 7. Amendment; Reaffirmation of Loan Documents. The parties hereto agree and acknowledge that nothing contained in this Amendment in any manner or respect limits or terminates any of the provisions of the Credit Agreement or the other Loan Documents other than as expressly set forth herein and further agree and acknowledge that the Credit Agreement and each of the other Loan Documents remain and continue in full force and effect and are hereby ratified and reaffirmed in all respects.

SECTION 8. Headings. Section headings in this Amendment are included herein for convenience of reference only and shall not constitute a part of this Amendment for any other purposes.

IN WITNESS WHEREOF, the parties hereto have caused this Amendment to be duly executed by their respective officers thereunto duly authorized as of the date above first written.

PEEBLES INC.


By:

Name:

Title:

FLEET BANK, N.A. (formerly known as
NatWest Bank N.A.), individually and as
Agent

By:

Name:

Title:



SOCIETE GENERALE, SOUTHWEST
AGENCY, individually and as Co-Agent

By:

Name:

Title:

INTERNATIONALE NEDERLANDEN
(U.S.) CAPITAL CORPORATION,
individually and as Co-Agent

By:

Name:

Title:


VAN KAMPEN AMERICAN CAPITAL
PRIME RATE INCOME TRUST

By:

Name:

Title:



THE SUMITOMO BANK, LTD.,
CHICAGO BRANCH

By:

Name:

Title:


PILGRIM AMERICA PRIME RATE
TRUST

By:

Name:

Title:



By:

Name:

Title:

Exhibit 10.66

	FOURTH AMENDMENT TO CREDIT AGREEMENT

THIS FOURTH AMENDMENT TO CREDIT AGREEMENT, dated as of July
30, 1997 (this "Amendment"), is by and among Peebles Inc., a Virginia corporation (the "Borrower"), the undersigned financial institutions in their capacities as lenders (the "Lenders"), Societe Generale, Southwest Agency, as co-agent (the "Co-Agent"), and Fleet Bank, N.A. (formerly known as NatWest Bank N.A.), as agent (the "Agent") for the Lenders.

	RECITALS:

WHEREAS, the Borrower, the Agent, the Co-Agent and the Lenders are parties to that certain Credit Agreement, dated as of June 9, 1995, as amended by that certain First Amendment of Credit Agreement, dated as of September 15, 1995, by and among the Borrower, the Agent, the Co-Agent and the Lenders, that certain Second Amendment and Limited Consent to Credit Agreement, dated as of March 8, 1996, by and among the Borrower, the Agent, the Co-Agent and the Lenders and that certain Third Amendment and Limited Consent to Credit Agreement, dated as of May 16, 1997, by and among the Borrower, the Agent, the Co-Agent and the Lenders (and as further amended, restated, supplemented or otherwise modified and in effect from time to time, collectively, the "Credit Agreement"), pursuant to which the Lenders have provided to the Borrower credit facilities and other financial accommodations; and

WHEREAS, the Borrower has requested that the Agent, the Co-
Agent and the Lenders amend the Credit Agreement in certain respects as set forth herein, and the Agent, the Co-Agent and the Lenders are agreeable to the same, subject to the terms and conditions hereof;

NOW THEREFORE, in consideration of the premises and of the mutual covenants contained herein, and other good and valuable consideration, the receipt and adequacy of which are hereby acknowledged, the parties hereto hereby agree as follows:

SECTION 1. Defined Terms. Unless otherwise defined herein, all capitalized terms used herein have the meanings assigned to such terms in the Credit Agreement.

SECTION 2.  Amendments to the Credit Agreement.  The Credit
Agreement is, as of the Effective Date (as defined below), hereby amended as follows:

(a)	The definition of "Borrowing Base" appearing in
Section 10 of the Credit Agreement is hereby amended by deleting such definition in its entirety and inserting the following in lieu thereof:

""Borrowing Base" shall mean, as of any date of determination, the sum of (i) 85% of the book value of all Eligible Accounts of the Borrower and the Subsidiary Guarantors plus (ii) the lesser of (A) 60% of the value (determined at the lower of cost (calculated on a first-in, first-out basis) or market) of all Eligible Inventory of the Borrower and the Subsidiary Guarantors or (B) 40% of all Eligible Inventory of the Borrower and the Subsidiary Guarantors valued at the retail price of such Eligible Inventory as then being offered to the Borrower's customers (net of any applicable discounts) in the ordinary course of business. The Borrowing Base shall be determined on a consolidated basis in accordance with GAAP and as set forth in the last Borrowing Base Certificate delivered by the Borrower pursuant to Section 5.22 or 7.01(g) as the case may be, provided that the Borrowing Base shall be zero at any time when a Default (to the extent arising from a failure to deliver a Borrowing Base Certificate under Section 7.01(g)) has occurred and is continuing."

(b)	The following definition shall be inserted between
the definitions of "Contingent Obligations" and "Credit Card
Agreement" appearing in Section 10 of the Credit Agreement:

""Conversion Date" shall mean July 30, 1997."

(c)	The following definition shall be inserted between
the definitions of "Fixed Charge Coverage Ratio" and "GAAP" appearing in Section 10 of the Credit Agreement:

""Fleet Bank" shall mean Fleet Bank, N.A. (formerly known as NatWest Bank N.A.), in its individual capacity, and its successors."

(d)	Schedule 1.01 of the Credit Agreement is hereby
amended by deleting such Schedule in its entirety and replacing it with Schedule 1.01 attached to this Amendment.

(e)	Section 1.01(b) of the Credit Agreement is hereby
amended by deleting such subsection in its entirety and inserting the following in lieu thereof:

"(b)	Loans under the B Term Facility (each a "B Term
Loan" and, collectively, the "B Term Loans") (i) shall be made pursuant to (A) a drawing by the Borrower on the Initial Borrowing Date and (B) a pro rata repayment to the Lenders of $10,000,000 in principal amount of outstanding Revolving Loans owing to the Lenders by a $10,000,000 principal amount B Term Loan made by Fleet Bank to the Borrower on the Conversion Date, (ii) shall be made and initially maintained as Borrowings of Base Rate Loans (subject to the option to convert such B Term Loans pursuant to Section 1.06) and (iii) shall not exceed in aggregate principal amount for any Lender at the time of occurrence thereof the B Term Commitment, if any, of such Lender. Once repaid, B Term Loans borrowed hereunder may not be reborrowed."

(f)	Section 1.01(d) of the Credit Agreement is hereby
amended by adding the following sentence at the end thereof:

"The Borrower, the Agent, the Co-Agent and all of the Lenders agree and acknowledge that, as of the Conversion Date, $10,000,000 in principal amount of outstanding Revolving Loans owing to the Lenders will be repaid pro rata from the proceeds of a $10,000,000 principal amount B Term Loan made by Fleet Bank to the Borrower pursuant to Section 1.01(b)."

(g)	Section 4.02(A)(b)(ii) of the Credit Agreement is
hereby amended by deleting such subsection in its entirety and inserting the following in lieu thereof:

"(ii) The Borrower shall be required to repay the principal amount of B Term Loans on each date set forth below as set forth opposite such date:

Repayment Date				Amount

July 31, 1995					$75,000
October 31, 1995				$75,000
January 31, 1996				$75,000
April 30, 1996					$75,000
July 31, 1996					$75,000
October 31, 1996				$75,000
January 31, 1997				$75,000
April 30, 1997					$75,000
July 31, 1997					$102,000
October 31, 1997				$102,000
January 31, 1998				$102,000
April 30, 1998					$102,000
July 31, 1998					$102,000
October 31, 1998				$102,000
January 31, 1999				$102,000
April 30, 1999					$102,000
July 31, 1999					$1,229,000
October 31, 1999				$1,229,000
January 31, 2000				$1,229,000
April 30, 2000					$1,229,000
July 31, 2000					$4,095,000
October 31, 2000				$4,095,000
January 31, 2001				$4,095,000
April 30, 2001					$4,095,000
July 31, 2001					$4,504,000
October 31, 2001				$4,504,000
January 31, 2002				$4,504,000
Final Maturity Date				$3,776,000 or the
then outstanding
principal amount of B
Term Loans"

SECTION 3.	Amendment Fee.  In consideration of the execution
of this Amendment by the Agent, the Co-Agent and the Lenders, the Borrower hereby agrees to pay a fee of $2,500 (the "Amendment
Fee") to each Lender.

SECTION 4.  Representations and Warranties of the Borrower.
 The Borrower represents and warrants to the Agent, the Co-Agent and the Lenders:

(a)	the representations and warranties contained in
the Credit Agreement (as amended hereby) and the other Loan
Documents are true and correct in all material respects at and as of the date hereof as though made on and as of the date hereof (except to the extent specifically made with regard to a particular date);

(b)	no Event of Default or Default has occurred and is
continuing;

(c)	the execution, delivery and performance of this
Amendment has been duly authorized by all necessary action on the part of, and duly executed and delivered by, the Borrower, and this Amendment is a legal, valid and binding obligation of the Borrower enforceable against the Borrower in accordance with its terms, except as the enforcement thereof may be subject to the effect of any applicable bankruptcy, insolvency, reorganization, moratorium or similar laws affecting creditors' rights generally and general principles of equity (regardless of whether such enforcement is sought in a proceeding in equity or at law);
and

(d)	the execution, delivery and performance of this
Amendment do not conflict with or result in a breach by the Borrower of any term of any material contract, loan agreement, indenture or other agreement or instrument to which the Borrower is a party or is subject.

SECTION 5.  Conditions Precedent to Effectiveness of
Amendment.  This Amendment shall become effective on the date
(the "Effective Date") each of the following conditions precedent is satisfied:

(a)	the Borrower, the Agent, the Co-Agent and all of
the Lenders shall have executed and delivered this Amendment;

(b)	the Borrower shall have executed and delivered to
Fleet Bank a new B Term Note in the principal amount of outstanding B Term Loans owing to Fleet Bank on the Effective Date; promptly following the Effective Date and its receipt of a new B Term Note, Fleet Bank shall deliver its original B Term Note to the Agent for cancellation and, upon its receipt and cancellation thereof, the Agent shall return such B Term Note to the Borrower;

(c)	the Borrower shall have paid in full the Amendment
Fee for each Lender to the Agent for distribution to each Lender; and

(d)	the pro rata repayment of $10,000,000 in principal
amount of outstanding Revolving Loans owing to the Lenders with the proceeds of a $10,000,000 principal amount B Term Loan made by Fleet Bank to the Borrower shall have occurred.

SECTION 6. Execution in Counterparts. This Amendment may be executed in counterparts, each of which when so executed and delivered shall be deemed to be an original and all of which taken together shall constitute but one and the same instrument.

SECTION 7.  Governing Law.  THIS AMENDMENT SHALL BE GOVERNED
BY, AND CONSTRUED AND INTERPRETED IN ACCORDANCE WITH, THE LAWS OF
THE STATE OF NEW YORK, WITHOUT REGARD TO THE INTERNAL CONFLICTS
OF LAWS PROVISIONS THEREOF.

SECTION 8.  Effect of Amendment; Reaffirmation of Loan
Documents. The parties hereto agree and acknowledge that (i) nothing contained in this Amendment in any manner or respect limits or terminates any of the provisions of the Credit Agreement or the other Loan Documents other than as expressly set forth herein and (ii) the Credit Agreement (as amended hereby) and each of the other Loan Documents remain and continue in full force and effect and are hereby ratified and reaffirmed in all respects.

SECTION 9. Headings. Section headings in this Amendment are included herein for convenience of reference only and shall not constitute a part of this Amendment for any other purposes.

	[signature page follows]

IN WITNESS WHEREOF, the parties hereto have caused this Amendment to be duly executed by their respective officers thereunto duly authorized as of the date above first written.


PEEBLES INC.


By:

Name:


Title:


FLEET BANK, N.A. (formerly
known as NatWest Bank N.A.),
individually and as Agent

By:

Name:


Title:




SOCIETE GENERALE, SOUTHWEST
AGENCY, individually and as
Co-Agent

By:

Name:


Title:


THE SUMITOMO BANK, LIMITED,
CHICAGO BRANCH

By:

Name:


Title:



VAN KAMPEN AMERICAN CAPITAL
PRIME RATE INCOME TRUST

By:

Name:


Title:




By:

Name:


Title:



PILGRIM AMERICA PRIME RATE
TRUST

By:

Name:


Title:




	SCHEDULE 1.01



COMMITMENTS



                         A Term        B Term         Bridge         Revolving
Lender                 Commitment    Commitment      Commitment      Commitment
Fleet Bank, N.A.
(formerly known as
NatWest Bank N.A.)   $6,764,000.00  $20,046,400.00  $6,623,286.00  $37,017,500.00

Societe Generale,
Southwest Agency     $3,420,000.00           $0.00          $0.00  $20,293,000.00

Van Kampen American
Capital Prime Rate
Income Trust                 $0.00  $11,572,440.00          $0.00           $0.00

The Sumitomo Bank,
Ltd., Chicago Branch $2,366,000.00           $0.00          $0.00   $7,689,500.00

Pilgrim America Prime
Rate Trust           $7,450,000.00   $8,381,160.00          $0.00           $0.00

TOTAL:              $20,000,000.00  $40,000,000.00  $6,623,286.00  $65,000,000.00

Exhibit 10.67
FIFTH AMENDMENT
TO CREDIT AGREEMENT

THIS FIFTH AMENDMENT TO CREDIT AGREEMENT, dated as of April 9, 1998
(this "Amendment"), is by and among Peebles Inc., a Virginia corporation (the "Borrower"), PHC Retail Holding Company, a Delaware corporation ("Holdings"), Carlisle Retailers, Inc., an Ohio corporation ("Carlisle"), the undersigned financial institutions in their capacities as lenders (the "Lenders"), Societe Generale, Southwest Agency, as co-agent (the "Co-Agent"), and Fleet Bank, N.A. (formerly known as NatWest Bank N.A.), as agent (the "Agent") for the Lenders.

	RECITALS:

WHEREAS, the Borrower, the Agent, the Co-Agent and the Lenders are parties to that certain Credit Agreement dated as of June 9, 1995, as amended by the First Amendment of Credit Agreement dated as of September 15, 1995, the Second Amendment and Limited Consent to Credit Agreement dated as of March 8, 1996, the Third Amendment and Limited Consent to Credit Agreement dated as of May 16, 1997 and the Fourth Amendment to Credit Agreement dated as of July 30, 1997 (as so amended and as further amended, restated, supplemented or otherwise modified and in effect from time to time, collectively, the "Credit Agreement"), pursuant to which the Lenders have provided to the Borrower credit facilities and other financial accommodations; and

WHEREAS, the Borrower has requested that the Agent, the Co-Agent and the Lenders amend the Credit Agreement in certain respects as set forth herein, and the Agent, the Co-Agent and the Lenders are agreeable to the same, subject to the terms and conditions hereof;

NOW THEREFORE, in consideration of the premises and of the mutual covenants contained herein, and other good and valuable consideration, the receipt and adequacy of which are hereby acknowledged, the parties hereto hereby agree as follows:

SECTION 1. Defined Terms. Unless otherwise defined herein, all capitalized terms used herein have the meanings assigned to such terms in the Credit Agreement.

SECTION 2. Amendments to the Credit Agreement. The Credit Agreement is, as of the Effective Date (as defined below), hereby amended as follows:

(a) Section 1.05(b) of the Credit Agreement is amended by deleting "the Expiry Date" appearing in clause (iv) of such Section and substituting therefor "the A Term Loan Maturity Date".

(b) Section 1.08(c) of the Credit Agreement is amended by inserting "for Revolving Loans" immediately after "Applicable Base Rate Margin" appearing in clause
(ii) of such Section.

(c) Section 1.09(a) of the Credit Agreement is amended by deleting clause (v) of such Section in its entirety and substituting therefor the following:

"(v) no Interest Period shall extend beyond the Expiry Date (in the case of Revolving Loans), the A Term Loan Maturity Date (in the case of A Term Loans) or the Final Maturity Date (in the case of B Term Loans);"

(d) Section 3.01(a) of the Credit Agreement is amended by deleting "1/2 of 1% per annum on the daily average of such Lender's Unutilized Revolving Commitment" appearing in such Section and substituting therefor "the Applicable Commitment Fee".

(e) Section 3.03(e) of the Credit Agreement is amended by deleting such Section in its entirety and substituting therefor the following:

"(e)  Intentionally Omitted."

(f)  Section 4.02(A)(b)(i) of the Credit Agreement is amended by deleting such
Section in its entirely and substituting therefore the following:

"(i) On each date set forth below, the Borrower shall be required to repay the principal amount of A Term Loans set forth opposite such date (each such repayment, together with each repayment of B Term Loans required by clause (b)(ii) below, a "Scheduled Repayment"):


Repayment Date                      Amount

July 31, 1995                       $250,000
October 31, 1995                    $250,000
January 31, 1996                    $250,000
April 30, 1996                      $250,000
July 31, 1996                       $425,000
October 31, 1996                    $425,000
January 31, 1997                    $425,000
April 30, 1997                      $425,000
July 31, 1997                       $675,000
October 31, 1997                    $675,000
January 31, 1998                    $675,000
April 30, 1998                      $918,750
July 31, 1998                       $918,750
October 31, 1998                    $918,750
January 31, 1999                    $918,750
April 30, 1999                    $1,000,000
July 31, 1999                     $1,000,000
October 31, 1999                  $1,000,000
January 31, 2000                  $1,000,000
April 30, 2000                    $1,000,000
July 31, 2000                     $1,000,000
October 31, 2000                  $1,000,000
January 31, 2001                  $1,000,000
April 30, 2001                      $900,000
July 31, 2001                       $900,000
October 31, 2001                    $900,000

A Term Loan Maturity Date
$900,000 or the then outstanding
principal amount of A Term Loans"

(g)  Section 4.02(A)(b)(ii) of the Credit Agreement is amended by deleting such
     Section in its entirety and substituting therefor the following:

"(ii) The Borrower shall be required to repay the principal amount of B Term Loans on each date set forth below as set forth opposite such date:

Repayment Date				Amount

July 31, 1995					$75,000
October 31, 1995				$75,000
January 31, 1996				$75,000
April 30, 1996					$75,000
July 31, 1996					$75,000
October 31, 1996				$75,000
January 31, 1997				$75,000
April 30, 1997					$75,000
July 31, 1997					$102,000
October 31, 1997				$102,000
January 31, 1998				$102,000
April 30, 1998					$102,000
July 31, 1998					$102,000
October 31, 1998				$102,000
January 31, 1999				$102,000
April 30, 1999					$570,000
July 31, 1999					$570,000
October 31, 1999				$570,000
January 31, 2000				$570,000
April 30, 2000					$875,000
July 31, 2000					$875,000
October 31, 2000				$875,000
January 31, 2001				$875,000
April 30, 2001					1,718,750
July 31, 2001					$1,718,750
October 31, 2001				$1,718,750
January 31, 2002				$1,718,750
Final Maturity Date				$24,031,000 or the then outstanding
principal amount of B Term Loans"

(h) Section 8.05 of the Credit Agreement is amended by deleting such Section in its entirety and substituting therefor the following:

"8.05 Capital Expenditures. (a) The Borrower will not, and will not permit any of its Subsidiaries to, incur Consolidated Capital Expenditures; provided, however, that the Borrower and the Subsidiary Guarantors may make Consolidated Capital Expenditures during each fiscal year set forth below (taken as one accounting period, with each such period being adjusted to correspond to the Borrower's actual fiscal year) so long as the aggregate amount of such Consolidated Capital Expenditures does not exceed for any period set forth below, the amount set forth opposite such period:

Period                                                Amount
January 29, 1995 - February 3, 1996                 $9,318,000
February 4, 1996 - January 31, 1997                $10,804,000
February 1, 1997 - January 31, 1998                $11,792,000
February 1, 1998 - January 31, 1999                $11,503,000
February 1, 1999 - January 31, 2000                $12,260,000
February 1, 2000 - January 31, 2001                $13,306,000
February 1, 2001 - January 31, 2002                $13,278,000
February 1, 2002 - January 31, 2003                $17,314,750


provided, further, in the event that Consolidated EBITDA for any Test Period is less than Projected EBITDA for such Test Period, the amount of such additional Consolidated Capital Expenditures permitted to be made pursuant to this Section 8.05(a) during the four consecutive fiscal quarters of the Borrower commencing on the anniversary of the last day of such Test Period shall be reduced as follows: (i) if the EBITDA Shortfall Percentage is equal to or greater than 95%, then no reduction shall occur; (ii) if the EBITDA Shortfall Percentage is equal to or greater than 90% but less than 95%, then by an amount equal to $600,000; and (iii) if the EBITDA Shortfall Percentage is less than 90%, then by an amount equal to (x) the EBITDA Shortfall for such Test Period multiplied by (y) 150%.

 (b)	In the event that the maximum amount which is permitted to be expended in respect of Consolidated Capital Expenditures during any fiscal year pursuant to
Section 8.05(a) (without giving effect to this clause (b)) is not fully expended during such fiscal year, the maximum amount which may be expended in respect of Consolidated Capital Expenditures during the immediately succeeding fiscal year pursuant to Section 8.05(a) shall be increased by such unutilized amount provided that such increase shall not exceed $1,000,000 in any fiscal year."

(i) Section 9.11 of the Credit Agreement is amended by deleting such Section in its entirety and substituting therefor the following:

"9.11 Intentionally Omitted;"

(j) Section 10 of the Credit Agreement is amended by inserting the following new definitions in their appropriate alphabetical order:

""A Term Loan Maturity Date" shall mean January 31, 2002.

"Adjustment Date" shall mean (a) the second Business Day following receipt by the Agent of both (i) the financial statements required to be delivered pursuant to Section 7.1(b) after the end of each of the first three fiscal quarters of each fiscal year of the Borrower and pursuant to Section 7.1(a) after the end of each fiscal year of the Borrower, as the case may be, for the most recently completed fiscal period and (ii) the compliance certificate required pursuant to
Section 7.01(e) with respect to such financial statements or (b) if such compliance certificate and financial statements have not been delivered in a timely manner, the date upon which such compliance certificate and financial statements were due; provided, however, that in the event that the Adjustment Date is determined in accordance with the provisions of clause (b) of this definition, then the date which is two (2) Business Days following the date of receipt of the financial statements and compliance certificate referenced in clause (a) of this definition also shall be deemed to constitute an Adjustment Date; and provided further, that the first Adjustment Date shall not occur until the deliveries referenced in clause (a) of this definition are made for the fiscal quarter ended April 30, 1998.

"Applicable Commitment Fee" shall mean the rates per annum set forth below under the column heading opposite the Level of Total Leverage Ratio determined on the most recent Adjustment Date:


	Level                                        Applicable
                                              Commitment
                                                 Fee
Level I:  Total Leverage Ratio less
than 2.00 to 1.00                                	.25%

Level II:  Total Leverage Ratio equal
to or greater than 2.00 to 1.00 but
less than 2.75 to 1.00                           	.375%

Level III:  Total Leverage Ratio
equal to or greater than 2.75 to 1.00             .50%

; provided, however, that for purposes of this definition (a) the Applicable Commitment Fee commencing on the Fifth Amendment Effective Date shall be that set forth opposite Level III above until the first Adjustment Date for which the Total Leverage Ratio falls within a different Level, (b) the Applicable Commitment Fee determined for any Adjustment Date shall remain in effect until a subsequent Adjustment Date for which the Total Leverage Ratio falls within a different Level, (c) if the financial statements and related compliance certificate for any fiscal period are not delivered by the date due pursuant to Sections 7.01(a), (b) and (e), the Applicable Commitment Fee shall be that set forth above opposite Level III until the subsequent Adjustment Date, and
(d) the Applicable Commitment Fee shall be that set forth above opposite Level III at all times when there shall exist a Default or Event of Default under
Section 9.01 or any other Event of Default."

"Fifth Amendment Effective Date" shall mean April 9, 1998.

"Total Leverage Ratio" shall mean, for any Adjustment Date, the ratio of (i) the aggregate amount of all Indebtedness of the Borrower and its Subsidiaries on such date, determined on a consolidated basis as determined in accordance with GAAP, to (ii) Consolidated EBITDA of the Borrower and its Subsidiaries for the Test Period ended on such date (taken as one accounting period)."

(k) Section 10 of the Credit Agreement is further amended by deleting the definition of "Applicable Base Rate Margin" appearing in such Section in its entirety and substituting therefore the following:

""Applicable Base Rate Margin" shall mean the rates per annum set forth below under the relevant column heading opposite the Level of Total Leverage Ratio determined on the most recent Adjustment Date:


	Level                           Applicable          Applicable
                                 Base Rate           Base Rate
                                 Margin for          Margin for B
                                 Revolving           Term Loans
                                 Loans and A
                                 Term Loans

Level I:  Total Leverage Ratio
less than 2.00 to 1.00              	.50%               1.25%

Level II:  Total Leverage Ratio
equal to or greater than 2.00
to 1.00 but less than 2.75 to
1.00                                	.75%               1.50%

Level III:  Total Leverage Ratio
equal to or greater than 2.75
to 1.00                            	1.00%               1.50%

; provided, however, that for purposes of this definition (a) the Applicable Base Rate Margin commencing on the Fifth Amendment Effective Date shall be that set forth opposite Level III above until the first Adjustment Date for which the Total Leverage Ratio falls within a different Level, (b) the Applicable Base Rate Margin determined for any Adjustment Date shall remain in effect until a subsequent Adjustment Date for which the Total Leverage Ratio falls within a different Level, (c) if the financial statements and related compliance certificate for any fiscal period are not delivered by the date due pursuant to Sections 7.01(a), (b) and (e), the Applicable Base Rate Margin shall be that set forth above opposite Level III until the subsequent Adjustment Date, and (d) the Applicable Base Rate Margin shall be that set forth above opposite Level III at all times when there shall exist a Default or Event of Default under Section
9.01 or any other Event of Default."

(l) Section 10 of the Credit Agreement is further amended by deleting the definition of "Applicable Eurodollar Margin" appearing in such Section in its entirety and substituting therefor the following:

""Applicable Eurodollar Margin" shall mean the rates per annum set forth below under the relevant column heading opposite the Level of Total Leverage Ratio determined on the most recent Adjustment Date:


	Level                                    Applicable      Applicable
                                          Eurodollar      Eurodollar
                                          Margin for      Margin for B
                                          Revolving       Term Loans
                                          Loans and A
                                          Term Loans

Level I:  Total Leverage Ratio less
than 2.00 to 1.00                           	1.75%          2.25%

Level II:  Total Leverage Ratio equal
to or greater than 2.00 to 1.00 but
less than 2.75 to 1.00                      	2.00%          2.50%

Level III:  Total Leverage Ratio
equal to or greater than 2.75 to 1.00       	2.25%          2.75%

; provided, however, that for purposes of this definition (a) the Applicable Eurodollar Margin commencing on the Fifth Amendment Effective Date shall be that set forth opposite Level III above until the first Adjustment Date for which the Total Leverage Ratio falls within a different Level, (b) the Applicable Eurodollar Margin determined for any Adjustment Date shall remain in effect until a subsequent Adjustment Date for which the Total Leverage Ratio falls within a different Level, (c) if the financial statements and related compliance certificate for any fiscal period are not delivered by the date due pursuant to Sections 7.01(a), (b) and (e), the Applicable Eurodollar Margin shall be that set forth above opposite Level III until the subsequent Adjustment Date, and (d) the Applicable Eurodollar Margin shall be that set forth above opposite Level III at all times when there shall exist a Default or Event of Default under Section 9.01 or any other Event of Default."

(m) Section 10 of the Credit Agreement is further amended by deleting the definition of "Expiry Date" appearing in such Section in its entirety and substituting therefor the following:

""Expiry Date" shall mean June 9, 2002."

(n) Section 10 of the Credit Agreement is further amended by deleting the definition of "Margin Reduction Discount" appearing in such Section in its entirety.

(o) Section 10 of the Credit Agreement is further amended by deleting the definition of "Projections" appearing in such Section in its entirety and substituting therefor the following:

""Projections" shall have the meaning provided in Section 5.22(i) for the period from the Initial Borrowing Date to and including the fiscal year ended January 31, 1997, and shall mean (i) the projected financial statements for the Borrower and its Subsidiaries dated April 14, 1997 for the period from the fiscal year commenced February 1, 1997 to and including the fiscal year ending January 31, 1998 and (ii) the projected financial statements for the Borrower and its Subsidiaries dated February 5, 1998 for the period from the fiscal year commenced February 1, 1998 to and including the fiscal year ending
January 31, 2002."

(p) Section 12.12 of the Credit Agreement is amended by inserting ", the A Term Loan Maturity Date" immediately following "the Final Maturity Date" appearing in clause (i) of such Section.

(q) Schedule 1.01 of the Credit Agreement is amended by deleting such Schedule in its entirety and substituting therefor Schedule 1.01 attached to this Amendment.

(r) Exhibit 7.01(e) of the Credit Agreement is amended by deleting such Exhibit in its entirety and substituting therefore Exhibit 7.01(e) attached to this Amendment.

SECTION 3.	Termination of the Equity Contribution Agreement.  The Agent, the
Co-Agent and the Lenders hereby agree that, effective as of the Effective Date, the Equity Contribution Agreement shall be terminated and of no further force and effect, and Kelso shall have no further obligations thereunder.

SECTION 4. Representations and Warranties of the Borrower. The Borrower represents and warrants to the Agent, the Co-Agent and the Lenders:

(a) the representations and warranties contained in the Credit Agreement (as amended hereby) and the other Loan Documents are true and correct in all material respects at and as of the date hereof as though made on and as of the date hereof (except to the extent specifically made with regard to a particular date);

(b)  no Event of Default or Default has occurred and is continuing;

(c) the execution, delivery and performance of this Amendment has been duly authorized by all necessary action on the part of, and duly executed and delivered by, the Borrower, and this Amendment is a legal, valid and binding obligation of the Borrower enforceable against the Borrower in accordance with its terms, except as the enforcement thereof may be subject to the effect of any applicable bankruptcy, insolvency, reorganization, moratorium or similar laws affecting creditors' rights generally and general principles of equity (regardless of whether such enforcement is sought in a proceeding in equity or at law); and

 (d) the execution, delivery and performance of this Amendment do not conflict with or result in a breach by the Borrower of any term of any material contract, loan agreement, indenture or other agreement or instrument to which the Borrower is a party or is subject.

SECTION 5. Conditions Precedent to Effectiveness of Amendment. This Amendment shall become effective on the date (the "Effective Date") each of the following conditions precedent is satisfied:

(a) the Borrower, the Agent, the Co-Agent and all of the Lenders shall have executed and delivered this Amendment;

(b) the Borrower shall have executed and delivered to the Agent for each Lender with a Revolving Commitment a new Revolving Note in the amount of such Lender's Revolving Commitment;

(c) the Agent shall have received from the Borrower an opinion of McGuire Woods Battle & Bothe LLP, counsel to the Borrower, in form and substance satisfactory to the Agent;

(d) the Agent shall have received from the Borrower an incumbency certificate dated the Effective Date, signed by the President or any Vice-President of the Borrower and attested to by a Secretary or any Assistant Secretary of the Borrower, together with copies of the certificate of incorporation and by-laws of the Borrower and resolutions of the Board of Directors of the Borrower authorizing the execution, delivery and performance of this Amendment and the transactions contemplated hereby, in each case certified by the Secretary or any Assistant Secretary of the Borrower, and all in form and substance satisfactory to the Agent;

(e) the Agent shall have received payment of all fees and expenses separately agreed to by the Borrower, including the payment of the fees and disbursements of Winston & Strawn in connection with the execution and delivery of this Amendment; and

(f) the Agent shall have received from the Borrower such certificates and other opinions with respect hereto as the Agent may reasonably require.

SECTION 6. Consent of Guarantors. Each of Holdings and Carlisle hereby acknowledges and consents to this Amendment and the terms and provisions hereof, and hereby confirms that the Holdings Guaranty and the Holdings Pledge Agreement, in the case of Holdings, and the Security Agreement dated as of May 20, 1996 between Carlisle and the Agent and the Guaranty dated as of May 20, 1996 by Carlisle in favor of the Agent and the Lenders, in the case of Carlisle, and each other Loan Document to which it is a party is and shall continue to be in full force and effect and is hereby ratified and confirmed in all respects except that, upon the occurrence of the Effective Date, all references in such Loan Documents to the Credit Agreement, "thereunder", "thereof", or words of like import shall mean the Credit Agreement as amended by this Amendment.

SECTION 7. Execution in Counterparts. This Amendment may be executed in counterparts, each of which when so executed and delivered shall be deemed to be an original and all of which taken together shall constitute but one and the same instrument.

SECTION 8. Governing Law. THIS AMENDMENT SHALL BE GOVERNED BY, AND CONSTRUED AND INTERPRETED IN ACCORDANCE WITH, THE LAWS OF THE
STATE OF NEW YORK, WITHOUT REGARD TO THE INTERNAL CONFLICTS OF
LAWS PROVISIONS THEREOF.

SECTION 9. Effect of Amendment; Reaffirmation of Loan Documents. The parties hereto agree and acknowledge that (i) nothing contained in this Amendment in any manner or respect limits or terminates any of the provisions of the Credit Agreement or the other Loan Documents other than as expressly set forth herein and (ii) the Credit Agreement (as amended hereby) and each of the other Loan Documents remain and continue in full force and effect and are hereby ratified and reaffirmed in all respects.

SECTION 10. Headings. Section headings in this Amendment are included herein for convenience of reference only and shall not constitute a part of this Amendment for any other purposes.

SECTION 11. Successors and Assigns. This Amendment shall be binding upon and inure to the benefit of the parties hereto and their respective successors and assigns.

	[signature pages follow]

IN WITNESS WHEREOF, the parties hereto have caused this Amendment to be duly executed by their respective officers thereunto duly authorized as of the date above first written.



PEEBLES INC.

By:
Name:
Title:

PHC RETAIL HOLDING COMPANY

By:
Name:
Title:


CARLISLE RETAILERS, INC.

By:
Name:
Title:



FLEET BANK, N.A. (formerly known as
NatWest Bank N.A.), individually and as
Agent

By:
Name:
Title:


VAN KAMPEN AMERICAN CAPITAL
PRIME RATE INCOME TRUST

By:
Name:
Title:


SOCIETE GENERALE, SOUTHWEST
AGENCY, individually and as Co-Agent

By:
Name:
Title:



PILGRIM AMERICA PRIME RATE
TRUST

By:
Name:
Title:



AMSOUTH BANK


By:
Name:
Title:




SUNTRUST BANK, ATLANTA


By:
Name:
Title:

	SCHEDULE 1.01



COMMITMENTS




                                                         Revolving
Lender                   A Term Loans    B Term Loans    Commitment

Fleet Bank, N.A.          $2,111,005   $11,171,229.04   $27,712,500

Societe Generale,
 Southwest Agency         $2,612,025                    $23,415,000

Van Kampen American
 Capital Prime Rate
 Income Trust                           $10,731,702.23

AmSouth Bank             $1,807,032.50                $ 8,872,500

Pilgrim America Prime
 Rate Trust              $5,689,937.50 $  7,772,268.73

SunTrust Bank, Atlanta   $3,055,000    $  7,418,800   $15,000,000

TOTAL:                  $15,275,000    $ 37,094,000   $75,000,000



EXHIBIT 7.01 (e)

COMPLIANCE CERTIFICATE


The undersigned, being the chief financial officer of Peebles Inc., a Virginia corporation (the "Borrower"), pursuant to that certain Credit Agreement dated as of June 9, 1995, as amended (as so amended and as further amended, restated, supplemented or otherwise modified from time to time, collectively, the "Credit Agreement"; capitalized terms used but not otherwise defined herein have the meanings ascribed to such terms in the Credit Agreement) by and among the Borrower, Fleet Bank, N.A. (formerly known as NatWest Bank N.A.), as agent (the "Agent"), Societe Generale, Southwest Agency and Internationale Nederlanden (U.S.) Capital Corporation, as co-agent (the "Co-Agent"), and the Lenders party thereto, hereby certifies on behalf of the Borrower that:

(i)		The Borrower has complied and is in compliance with all the terms, covenants and conditions of the Credit Agreement, except as set forth on
Schedule I hereto;

(ii)		There exists no Default or Event of Default under the Credit Agreement, except as set forth below;

(iii)		The representations and warranties contained in the Credit Agreement and in the other Loan Documents are true and correct in all material respects on the date hereof; and

(iv)		Schedule I attached hereto sets forth financial data and computations evidencing compliance with the covenants set forth in Sections
8.02, 8.03, 8.04, 8.05, 8.06, 8.08, 8.10, 8.11, 8.12 and 8.13 of the
Credit Agreement, all of which data and computations are true, complete and correct.

Described below are the exceptions, if any, to paragraph (ii) by listing, in detail, the nature of the condition or event, the period during which it has existed and the action which the Borrower has taken, is taking, or proposes to take with respect to each such condition or event:

________________________________________________________

________________________________________________________

________________________________________________________

________________________________________________________
The foregoing certifications, together with the computations set forth in
Schedule I hereto and the financial statements delivered with this Compliance Certificate in support hereof, are made and delivered this ____ day of __________, ____.

PEEBLES INC.


By:
Name:
Title:

	Schedule I



Section 8.02(e) -- Consolidation, Merger, Sale or Purchase of Assets, etc.

Asset Sales for the applicable fiscal year

(a)	Permitted Asset Sales*                                   $500,000

(b) Actual Asset Sales made pursuant to                      $
    Section 8.02(e) for the applicable
    fiscal year

*Note: must also demonstrate that (i) each such sale is in an amount at least equal to the fair market value thereof and for proceeds consisting solely of not less than 80% cash, (ii) seller indebtedness is evidenced by promissory notes which notes shall be pledged and delivered to Agent pursuant to a pledge agreement in form and substance satisfactory to Agent and (iii) the Net Cash Proceeds of any such sale are applied to repay the Loans to the extent required by Section 4.02(A)(c)

Section 8.03 -- Liens

1.	Section 8.03(i)

(a)	Permitted aggregate Indebtedness secured
    by purchase money Liens                               $500,000

(b)	Actual aggregate Indebtedness secured by purchase
    money Liens under Section 8.03(i)                     $

Section 8.04 -- Indebtedness

1.	Section 8.04(c)

(a)	Actual aggregate Capital Lease Obligations
    under all Capital Leases under Section 8.04(c)        $

2. Section 8.04(f)

(a)	Permitted aggregate additional Indebtedness           $500,000

(b)	Actual aggregate additional
    Indebtedness under Section 8.04(f)                    $


Section 8.05 -- Capital Expenditures

1.	Section 8.05(a) and (b)

(a)	Permitted aggregate Consolidated Capital
    Expenditures for the applicable fiscal year plus
    lesser of (i) unutilized amount from the
    immediately preceding fiscal year or
    (ii) $1,000,000                                     $



 (b)	Actual aggregate Consolidated Capital
     Expenditures for the applicable fiscal year
     under Section 8.05(a)                              $

 (c) Consolidated EBITDA for Test Period
     from             , 19     to _______, 19           $

 (d)	Projected EBITDA for Test Period in (c) above      $

 (e) EBITDA Shortfall for Test Period in (c) above      $

 (f)	Amount of reduction in Section 8.05(a) -
     Capital Expenditures calculated pursuant to
     Section 8.05(a) (attach calculations)              $


Section 8.06 -- Advances, Investments and Loans

1.	Investments in additional retail stores for
   the applicable period                                $

Section 8.08 -- Capital Stock and Dividends

1.	Permitted amount of cash dividends to
   Holdings to redeem or repurchase
   Common Stock during the applicable calendar year     $

2.	Actual amount of cash dividends to Holdings
   to redeem or repurchase Common Stock during the
   applicable calendar year under Section 8.08(a)(ii)   $

Section 8.10 -- Fixed Charge Coverage Ratio

1.	Required Fixed Charge Coverage Ratio for the
   applicable Test Period                               1.0 to 1.0

2.	Actual Fixed Charge Coverage Ratio for the
   applicable Test Period:

(a)	Consolidated EBITDA plus aggregate payments
    (including, without limitation, any property
    taxes paid as additional rent or lease payments) by the
    Borrower under agreements to rent or lease any real
    or personal property (exclusive of Capitalized
    Lease Obligations) minus Consolidated Capital
    Expenditures                                        $


(b)	Consolidated Fixed Charges                          $

(c)	Ratio of (a) to (b)                              to 1.0

Section 8.11 -- Minimum Consolidated EBITDA

1.	Required minimum Consolidated EBITDA for
   the applicable Test Period                          $


2.	Actual Consolidated EBITDA for the
   applicable Test Period                             $

Section 8.12 -- Leverage Ratio

1.	Required Leverage Ratio for the
   applicable Test Period                             to 1.0



2.	Actual Leverage Ratio for the
   applicable Test Period:

(a)	Consolidated Senior Debt at the end
    of the applicable Test Period                     $

(b)	Consolidated EBITDA for the applicable
    Test Period                                       $

(c)	Ratio of (a) to (b)                               to 1.0

Section 8.13 -- Interest Coverage Ratio

1.	Required Interest Coverage Ratio for the
   applicable Test Period                             $

2.	Actual Interest Coverage Ratio for the
   applicable Test Period:

(a)	Consolidated EBITDA for the applicable
    Test Period                                       $

(b) Consolidated Interest Expense for the
    applicable Test Period                            $

(c)	Ratio of (a) to (b)                             to 1.0

Total Leverage Ratio

  1.	Actual Total Leverage Ratio for
     the applicable Test Period

 (a)	Consolidated total Indebtedness at the
     end of the applicable Test Period                 $

 (b)	Consolidated EBITDA for the applicable
     Test Period                                       $

 (c)	Ratio of (a) to (b)                            to 1.0

Exhibit 21
Subsidiaries of Registrant

             Name of Subsidiary         Jurisdiction in which organized

          Carlisle Retailers, Inc.                  Ohio

Exhibit 27
Financial Data Schedule