Form 10-Q
period 1998-05-02
PEEBLES INC
filed 1998-05-21
CIK 804125

SECURITIES AND EXCHANGE COMMISSION
                   Washington, D.C.  20549

                  ________________________

                          FORM 10-Q


      Quarterly Report Pursuant to Section 15(d) of the
               Securities Exchange Act of 1934

              For the Quarter Ended May 2, 1998
         Commission file number             33-27126


                        PEEBLES INC.

        Virginia                                     54-0332635
------------------------                          ----------------
(State of Incorporation)                         (I.R.S. Employer
                                                   Identification No.)

     One Peebles Street
South Hill, Virginia 23970-5001                     (804) 447-5200
---------------------------------------            ------------------
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

As of May 2, 1998, 1,000 shares of Common Stock of Peebles
Inc. were outstanding.

ITEM 1.   FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED BALANCE SHEET
 PEEBLES INC. & SUBSIDIARY
(dollars in thousands, except per share amounts)

                                            May 2, 1998     January 31, 1998     May 3, 1997
ASSETS                                      (Unaudited)                        (Unaudited)
CURRENT ASSETS

 Cash                                          $    307          $    432            $     39
 Accounts receivable, net                        28,479            31,581              28,015
 Merchandise inventories                         58,911            57,967              56,737
 Prepaid expenses                                 1,274             1,145                 754
 Income taxes receivable                            788               303                  --
 Other                                              701               773                 139
                                               --------          --------            --------
                  TOTAL CURRENT ASSETS           90,460            92,201              85,684

PROPERTY AND EQUIPMENT, net                      40,313            38,749              35,582
OTHER ASSETS
 Excess of cost over net assets acquired, net    34,904            35,460              35,671
 Deferred financing cost                          2,605             2,442               2,596
 Other                                            3,625             3,604               3,311
                                               --------          --------            --------

                                                 41,134            41,506              41,578
                                               --------          --------            --------
                                              $ 171,907         $ 172,456           $ 162,844
                                              =========         =========           =========
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
 Accounts payable                             $  10,593         $  13,606           $   9,969
 Accrued compensation and other expenses          3,727             5,055               3,152
 Income taxes payable                                --                --                 707
 Deferred income taxes                            4,592             4,592               2,934
 Current maturities of long-term debt             9,795             4,653              12,257
 Other                                            1,114             1,406                 390
                                               --------          --------            --------
           TOTAL CURRENT LIABILITIES             29,821            29,312              29,409
LONG-TERM DEBT                                   79,937            81,507              79,450
LONG-TERM CAPITAL LEASE OBLIGATIONS               1,088             1,139               1,278
DEFERRED INCOME TAXES                             5,025             5,025               3,235
STOCKHOLDERS' EQUITY
  Preferred stock- no par value, authorized
   1,000,000 shares, none issued and
   outstanding                                       --                --                  --
  Common stock-- par value $.10 per
   share, authorized 5,000,000 shares,
   1,000 issued and outstanding.                      1                 1                   1
  Additional capital                             59,307            59,307              59,307
  Retained earnings (deficit):
   accumulated from May 27, 1995;                (3,272)           (3,835)             (9,836)
                                               ---------         ---------            --------
                                                 56,036            55,473              49,472
                                               ---------         ---------           ---------
                                              $ 171,907         $ 172,456           $ 162,844
                                              ==========        ==========          ==========

See notes to condensed consolidated financial statements

CONDENSED CONSOLIDATED STATEMENT OF INCOME
 PEEBLES INC. & SUBSIDIARY
(dollars in thousands, except per share amounts)
(Unaudited)

                                                    Three-Month Period Ended
                                                  May 2, 1998     May 3, 1997
                                                  -----------     -----------
NET SALES                                          $  51,013       $  45,150

COSTS AND EXPENSES
  Cost of sales                                       31,225          28,262
  Selling, general and administrative expenses        14,813          13,137
  Depreciation and amortization                        1,849           1,559
                                                   ---------       ---------
                                                      47,887          42,958
                                                   ---------       ---------
OPERATING INCOME                                       3,126           2,192

OTHER INCOME                                              13              32

INTEREST EXPENSE                                       2,200           2,143
                                                   ---------       ---------
INCOME  BEFORE INCOME TAXES                              939              81

INCOME TAXES
Federal, state and deferred                              376              32
                                                   ---------       ---------
NET INCOME                                         $     563       $      49
                                                   =========       =========
EARNINGS PER SHARE                                 $     563       $      49
                                                   =========       =========
Weighted average common stock outstanding              1,000           1,000
                                                   =========       =========

See notes to condensed consolidated  financial statements

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
 PEEBLES INC. & SUBSIDIARY
(dollars in thousands)
(Unaudited)

                                                    Three-Month Period  Ended
                                                 May 2, 1998     May 3, 1997
                                                 -----------     -----------
OPERATING ACTIVITIES
 Net income                                       $    563        $     49
 Adjustments to reconcile net income to net cash
  provided by (used in) operating activities:
  Depreciation                                       1,318            1,089
  Amortization                                         820              701
  Changes in operating assets and liabilities:
    Accounts receivable                              3,102            4,047
    Merchandise inventories                           (944)          (2,306)
    Accounts payable                                (3,013)            (768)
    Other assets and liabilities                    (2,162)          (1,816)
                                                  ---------       ----------
 NET CASH PROVIDED BY (USED IN) OPERATING
    ACTIVITIES                                        (316)             996

INVESTING ACTIVITIES
 Purchase of property and equipment                 (2,917)          (3,252)
 Other                                                (464)             (24)
                                                  ---------       ----------
NET CASH USED IN INVESTING ACTIVITIES               (3,381)          (3,276)

FINANCING ACTIVITIES
 Proceeds from revolving line of credit and
  long-term debt                                    75,876           62,418
 Reduction in revolving line of credit and
  long-term debt                                   (72,304)         (60,327)
                                                  ---------       ----------
NET CASH PROVIDED BY FINANCING ACTIVITIES            3,572            2,091

DECREASE IN CASH AND CASH EQUIVALENTS                 (125)            (189)

Cash and cash equivalents beginning of period          432              228
                                                  ---------       ----------
CASH AND CASH EQUIVALENTS END OF PERIOD           $    307        $      39
                                                  =========       ==========

See notes to condensed consolidated financial statements

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
PEEBLES INC. & SUBSIDIARY
May 2, 1998

(dollars in thousands, except per share amounts)


NOTE A_ORGANIZATION AND BASIS OF PRESENTATION
Consolidation: The consolidated financial statements include the accounts of Peebles Inc. and its wholly owned subsidiary, Carlisle Retailers, Inc. (together "Peebles" or the "Company"). All significant intercompany balances and transactions have been eliminated.
The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal and recurring accruals) considered necessary for a fair presentation have been included. In addition, the operating results for the current fiscal periods are not necessarily indicative of the results that may be expected for the fiscal year ended January 30, 1999, due to the seasonal nature of the business of Peebles. For further information, refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the fiscal year ended January 31, 1998.

NOTE B_ACCOUNTS RECEIVABLE
Accounts receivable are shown net of $1,400, $1,400 and $1,224 representing the allowance for uncollectible accounts at May 2, 1998, January 31, 1998 and May 3, 1997, respectively. As a service to its customers, the Company offers credit through the use of its own charge card, certain major credit cards and a layaway plan. The Peebles' customer usually resides in the local community immediately surrounding the store location. Peebles stores serve these local customers in Virginia, Maryland, North Carolina, South Carolina, Tennessee, Kentucky, Alabama, Delaware, New Jersey, Ohio, Pennsylvania and New York. The Company does not require collateral from its customers.

NOTE C_MERCHANDISE INVENTORIES
Merchandise  inventories  are  accounted  for  by  the  retail inventory  method  applied on a last in,  first  out  ("LIFO")
basis. Due to an acquisition in 1995 accounted for using the purchase method, the recorded value of merchandise inventories was
increased  to  fair value (the "Fair Value Adjustment").   The
net effect of the LIFO and market reserves adjusts inventory to lower of LIFO cost or market.

Merchandise inventories consisted of the following:

                                     May 2, 1998  January 31, 1998  May 3, 1997
                                     -----------  ----------------  -----------

 Merchandise inventories at FIFO cost  $ 52,323        $ 51,234      $ 49,854
 Fair Value Adjustment                    7,436           7,436         7,436
 LIFO/market  reserve                      (848)           (703)         (553)
                                      ----------       ---------     ---------
 Merchandise inventories at lower
   of cost or market                   $ 58,911        $ 57,967      $ 56,737
                                      ==========       =========     =========

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
PEEBLES INC. & SUBSIDIARY
May 2, 1998

NOTE D _ LONG-TERM DEBT

Long-term debt consisted of the following:

                                   May 2, 1998   January 31, 1998    May 3, 1997
                                   -----------   ----------------    -----------
Senior Revolving Facility           $  37,000      $  32,000           $  43,000
Senior Term Note A                     14,356         15,275              17,300
Senior Term Note B                     36,992         37,094              27,400
Swingline Facility                      1,384          1,791               4,007
                                    ---------      ---------            --------
                                       89,732         86,160              91,707
Less current maturities:
Senior Term Notes A & B                 4,632          4,083               2,750
Senior Revolving & Swingline
 Facilities                             5,163            570               9,507
                                    ---------      ---------            --------
  Total current maturities              9,795          4,653              12,257
                                    ---------      ---------            --------
                                    $  79,937      $  81,507           $  79,450
                                    =========      =========           =========

The  Company  has a $127 million credit facility (the  "Credit
Agreement")  which provides a Senior Term Facility,  a  Senior
Revolving  Facility,  and a Swingline  Facility.   Restrictive
covenants prohibit the payment of cash dividends in any fiscal year  and  the Credit Agreement is secured by a first priority security  interest in substantially all the personal  property and  certain  real property of Peebles.  The Credit  Agreement was  amended  on  July 30, 1997, primarily to  allow  for  the transfer of $10 million from the Senior Revolving Facility  to
Senior Term Note B.  The Credit Agreement was again amended on
April  9, 1998 (the "1998 Amendment"), primarily to i)  reduce principal  payments on the senior term debt;  ii)  reduce  the interest  rates on the senior debt; iii) increase the  maximum borrowings under the Senior Revolving Facility to $75  million
(from  $65  million),  and iv) extend the  maturity  dates  of
Senior Term Note A and the Senior Revolving Facility from June
9, 2000 to January 31, 2002 and June 9, 2002, respectively.
The  Senior Term Facility includes two notes, Senior Term Note
A  and Senior Term Note B, with original principal balances of
$20 million and $30 million, respectively.  Senior Term Note A and Senior Term Note B bore interest during 1997 at LIBOR plus
2.75%  and  LIBOR plus 3.25%, respectively.   Under  the  1998
Amendment,  Senior Term Note A and Senior  Term  Note  B  bear
interest   at   LIBOR  plus  2.25%  and  LIBOR   plus   2.75%,
respectively.  Scheduled principal payments and  interest  are payable  quarterly  in arrears.  Senior Term  Note  A  matures
January 31, 2002 and Senior Term Note B matures June 9, 2002.
The  amount available under the Senior Revolving Facility (the
"Revolver")  is  determined by a defined asset  based  formula
with   maximum   borrowings  limited  to  $75   million   less
outstanding  amounts  under letters of  credit.  The  Revolver matures on June 9, 2002.  The Revolver has no specific paydown provisions.  The Company classifies a portion of the  Revolver outstanding  balance as short-term, if based on the  projected
operations   during  the  next  twelve-month period,   the   Revolver
outstanding balance is expected to be less at any fiscal month end than the outstanding balance at the end of the current fiscal period. The Company pays a fee of 1/2 of 1% per annum on any unused portion  of  the  Senior  Revolving  Facility.  The  Revolving
Facility  bore interest at LIBOR plus 2.75%.  Under  the  1998
Amendment, the interest rate is LIBOR plus 2.25%.
The   Company  has  a  three-year  interest  rate   protection
agreement, expiring June, 1998, covering a principal amount of
$40,000  against increases in the prime rate  above  7.5%  per annum.
Loans  under the Swingline Facility are drawn and repaid daily
based  on  the  operating activity of the Company.   Aggregate
amounts outstanding under the Swingline Facility cannot exceed
$5  million.   Excess  borrowings  or  funding  outside  these
amounts   revert  to  the  Senior  Revolving  Facility.    The
Swingline Facility bears interest at prime plus 1-1/2% and has no LIBOR conversion option.

NOTE E_INCOME TAXES

Differences between the effective rate of income taxes and the statutory rate arise principally from the state income taxes and non-deductible amortization related to certain purchase accounting adjustments.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
     CONDITION AND RESULTS OF OPERATIONS
(dollars in thousands, except per share amounts)

The following management's discussion and analysis provides information with respect to the results of operations for the three-month period (or "Fiscal Quarter") ended May 2, 1998 in comparison with the Fiscal Quarter ended May 3, 1997.


                                   Three-Month Period Ended
                                   May 2, 1998   May 3, 1997
(dollars in thousands)             -----------   -----------

Net sales                           $  51,013     $  45,150
% increase                              13.0%        18.6%
Comparable stores % increase
  in net sales:                          6.2%         4.8%

Operations as a Percentage of Net Sales:
----------------------------------------
Cost of sales                           61.2%        62.6%
Selling, general & administrative
  expenses                              29.0         29.1
Depreciation and amortization            3.7          3.5
                                      -------      -------
Operating Income                         6.1          4.8

Interest Expense                         4.3          4.6
Other income                              --           --
Provision for income taxes                .7           .1
                                      -------      -------
Net Income (Loss)                        1.1%          .1%

Net sales for the three-month period ended May 2, 1998 totaled $51,013, an increase of $5,863, or 13.0%, over the comparable three-month period ended May 3, 1997. Net sales at comparable stores, totaling $47,017 in the current year were up 6.2%, or $2,759. Comparable store sales benefited from strong consumer demand for soft apparel, resulting from the favorable economic conditions and milder than normal weather in a number of the Company's markets. The remaining increase in net sales, $3,104, was provided by a net 8 new store locations opened in the twelve-month period subsequent to May 3, 1997. The
Company opened four of these new stores in the first Fiscal Quarter of 1998, which contributed $698. The remaining $2,406 increase came from the four remaining locations opened subsequent to May 3, 1997, and the operation of three stores, opened during the three-month period ended May 3, 1997, for the entire current Fiscal Quarter.

Cost of sales as a percentage of net sales for the three-month periods ended May 2, 1998 and May 3, 1997 were 61.2% and 62.6%, respectively. The primary factor for this decrease in the cost of sales percentage results from the overall strong consumer demand for soft apparel and a more favorable inventory position throughout the first Fiscal Quarter of 1998 compared to the 1997 first Fiscal Quarter. Stronger net sales in the fourth fiscal quarter of 1997 and the earlier delivery of Spring 1998 merchandise resulted in fewer clearance markdowns and a greater proportion of non-promotional seasonal sales, which typically yield a higher margin. Partially offsetting these positive influences over cost of sales were the new store locations which typically run a higher cost of sales percentage relative to mature stores, especially those in markets new to the Company, due to heavier promotions and the lack of comparable sales history.

Selling, general and administrative expenses, exclusive of depreciation and amortization, improved slightly to 29.0% of net sales for the Fiscal Quarter ended May 2, 1998, from 29.1% for the comparable prior year period. Reductions came from the Company's ability to successfully leverage its selling, general and administrative expenses as the economies of scale are realized in the central office and distribution facilities. Offsetting these reductions in selling, general and administrative expenses, are the new stores higher occupancy, payroll, and advertising expenses as a percentage of net sales as compared to mature stores. The Company has been successful in controlling these expenses during growth periods, and expects to realize further efficiencies through economies of scale in succeeding Fiscal Quarters.

Depreciation and amortization in the Fiscal Quarters ended May
2, 1998 and May 3, 1997 was 3.7% and 3.5% of net sales, respectively. The increase is primarily attributable to the depreciation of capital expenditures totaling $9,891 during the twelve-month period subsequent to May 3, 1997.

Interest expense for the three-month periods ended May 2, 1998 and May 3, 1997 was $2,200 and $2,143, respectively, or 4.3% and 4.6% of net sales, respectively. Interest expense was slightly higher than the prior fiscal year primarily due to the transfer of $10 million from the Senior Revolving Facility to Senior Term Note B on July 30, 1997. Senior Term Note B bears interest 50 basis points greater than the Senior
Revolving Facility. This increase in interest expense, however, was offset by a lower average debt outstanding during the current Fiscal Quarter compared to the prior year and lower annual interest rates under an amendment to the Credit Agreement effective April 9, 1998.

The income tax expense for the three-month period ended May 2, 1998 was $376 compared to $32 for the comparable period ended May 3, 1997. The effective income tax rate for the current Fiscal Quarter is 40.0% versus 39.5% for the comparable prior year period. The effective tax rate differs from the statutory rate primarily due to state income taxes and nondeductible amortization relating to certain acquisition related assets.

As a result of the changes discussed above, net income for the three-month period ended May 2, 1998 was $563 compared to net income of $49 for the three-month period ended May 3, 1997.

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

During the first Fiscal Quarter of 1998, operating activities used cash of $316, as cash generated by the reduction in accounts receivable was offset by the increase in merchandise inventory, the increases in current operating assets, and the decrease in accounts payable. In the prior year, operating activities provided cash of $996, due primarily to a lesser reduction in accounts payable. The Company had working capital of $60.6 million and $56.3 million at May 2, 1998 and May 3, 1997, respectively.

Capital expenditures are the primary use of cash in investing activities. In the current Fiscal Quarter, capital expenditures totaled $2,917, down slightly from $3,252 in the comparable prior year period. New store locations accounted for the majority of the capital expenditures in both the current and prior years, but in the prior year, three relocations of existing stores were also underway. The Company expects fiscal 1998 capital expenditures to total approximately $11.5 million, up from $10.2 million in fiscal 1997.

The Company currently plans to open 11 new store locations in fiscal 1998, adding approximately 250,000 of gross square footage. Four new store locations, total gross square footage of approximately 78,000, were opened in the first Fiscal
Quarter of 1998. The Company has signed non-cancelable leases for an additional four new store locations, totaling some
102,000 gross square feet, due to begin operations in the third and fourth Fiscal Quarters. Based on historical experience, the Company estimates that the cost of opening a new store will include capital expenditures of approximately $425 for leasehold improvements and fixtures and approximately $425 for initial inventory, approximately one-third of which is normally financed through vendor credit. Accounts receivable for new stores typically build to 15% of net sales or approximately
$300 within 24 months of the store opening. The Company is actively evaluating acquisitions of both individual stores and groups of stores for opportunities to compliment or expand existing markets.

The Company finances its operations, capital expenditures, and debt service payments with funds available under the Senior Revolving Facility. The maximum amount available under the Senior Revolving Facility is $75 million less amounts outstanding under letters of credit. The actual amount available is determined by an asset-based formula, adjusted for seasonal working capital requirements. The Company believes the cash flow generated from operating activities together with funds available under the Senior Revolving Facility will be sufficient to fund the investing activities and the required payments under the Credit Agreement.


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

FORWARD-LOOKING STATEMENTS
Certain statements in this quarterly reporton Form 10-Q are forward-looking, based on the Company's evaluation of historical information and judgments on future events, based on the best information available at the time. Underlying these statements are risks and uncertainties which could cause actual results to differ materially from those forward-looking statements. These risks and uncertainties include, but are not limited to: i) consumer
demand   for  the  Company's  soft-apparel  merchandise;   ii)
competitive  and  consumer  demographic  shifts   within   the
Company's markets; iii) the Company's access to, and cost of, capital; iv) the Company's ability to locate and open new store locations on a timely and profitable basis; and v) the successful management of inventory levels, related costs and selling, general and administrative costs.


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

                        PEEBLES INC.

Date:   May 21, 1998         By /s/    Michael F. Moorman
                                -------------------------
                                       Michael F. Moorman
                                       President and Chief Executive Officer
                                       (Principal Executive Officer)


                             By /s/     E. Randolph Lail
                                ------------------------
                                        E. Randolph Lail
                                        Chief Financial Officer, Senior
                                        Vice President-Finance, Treasurer
                                        and Secretary
                                        (Principal Financial Officer)