Form 10-Q
period 1998-08-01
PEEBLES INC
filed 1998-09-10
CIK 804125

SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

                            ________________________

                                  FORM 10-Q


               Quarterly Report Pursuant to Section 15(d) of the
                        Securities Exchange Act of 1934

                    For the Quarter Ended August 1, 1998
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


Indicate by check (x) whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) f the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes__x___. No_____.

As of August 1, 1998, 1,000 shares of Common Stock of Peebles Inc. were outstanding.

ITEM 1.   FINANCIAL STATEMENTS
CONDENSED CONSOLIDATED BALANCE SHEET
PEEBLES INC. & SUBSIDIARIES
(dollars in thousands, except per share amounts)

                                 August 1, 1998  January 31,1998  August 2, 1997
ASSETS                            (Unaudited)                        (Unaudited)
                                 --------------  ---------------  --------------
CURRENT ASSETS
  Cash                           $        534       $      432        $     59
  Accounts receivable, net             28,269           31,581          26,579
  Merchandise inventories              70,257           57,967          56,057
  Prepaid expenses                      2,005            1,145           1,049
  Income taxes receivable                  --              303              --
  Other                                   875              773             205
                                 ------------    -------------    ------------
TOTAL CURRENT ASSETS                  101,940           92,201          83,949

PROPERTY AND EQUIPMENT, net            47,402           38,749          36,562
OTHER ASSETS
  Excess of cost over net
    assets acquired, net               41,623           35,460          35,274
  Deferred financing costs, net         3,986            2,442           2,383
  Other                                 2,816            3,604           3,180
                                     --------          -------         -------
                                       48,425           41,506          40,837

                                   $  197,767       $  172,456      $  161,348

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
 Accounts payable                  $   16,489       $   13,606      $   11,188
 Accrued compensation and
   other expenses                       5,197            5,055           4,286
 Income taxes payable                     466               --             431
 Deferred income taxes                  4,592            4,592           2,934
 Current maturities of long-term debt   5,832            4,653           8,965
 Other                                    637            1,406             363
                                   ----------       ----------      ----------
TOTAL CURRENT LIABILITIES              33,213           29,312          28,167
LONG-TERM DEBT                        101,000           81,507          78,565
LONG-TERM CAPITAL LEASE OBLIGATIONS     1,037            1,139           1,188
DEFERRED INCOME TAXES                   5,025            5,025           3,235
STOCKHOLDERS' EQUITY
  Preferred stock- no par value,
   authorized 1,000,000 shares, none
   issued and outstanding                  --               --              --
  Common stock-- par value $.10 per
   share, authorized 5,000,000 shares,
   1,000 issued and outstanding             1                1               1
  Additional capital                   59,307           59,307          59,307
  Retained earnings (deficit):
   accumulated from May 27, 1995;      (1,816)          (3,835)         (9,115)
                                  ------------      -----------     -----------
                                       57,492           55,473          50,193

                                   $  197,767       $  172,456      $  161,348

See notes to condensed consolidated financial statements

CONDENSED CONSOLIDATED STATEMENT OF INCOME
 PEEBLES INC. & SUBSIDIARIES
(dollars in thousands, except per share amounts)
(Unaudited)

                          Three-Month Period Ended     Six-Month Period Ended

                      August 1, 1998   August 2, 1997 August 1, 1998  August 2, 1997
                      --------------   -------------- --------------  --------------

NET SALES              $    57,698      $    49,808     $  108,711     $   94,958

COSTS AND EXPENSES
 Cost of sales              33,512           29,515         64,737         57,777
 Selling, general and
  administrative expenses   17,467           15,183         32,280         28,320
 Depreciation and
  amortization               1,828            1,620          3,677          3,179
                       -----------     ------------     ----------     -----------
                            52,807           46,318        100,694         89,276
                       -----------     ------------     ----------     -----------
OPERATING INCOME             4,891            3,490          8,017          5,682

OTHER INCOME                    17               25             30             57

INTEREST EXPENSE             2,482            2,313          4,682          4,456
                       -----------     ------------     ----------     ----------
INCOME BEFORE
   INCOME TAXES              2,426            1,202          3,365          1,283

INCOME TAXES
   Federal, state
     and deferred              970              481          1,346            513
                       -----------     ------------     ----------     ----------
NET INCOME             $     1,456     $        721     $    2,019     $      770
                       ===========     ============     ==========     ==========

EARNINGS PER SHARE     $     1,456     $        721     $    2,019     $      770

Weighted average common
 stock outstanding           1,000            1,000          1,000          1,000
                       ===========     ============     ==========     ==========


See notes to condensed consolidated  financial statements

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
 PEEBLES INC. & SUBSIDIARIES
(dollars in thousands)
(Unaudited)
                                        Six-Month Period  Ended
                                     August 1, 1998    August 2, 1997
                                     ---------------   ----------------

OPERATING ACTIVITIES
 Net Income                            $     2,019        $      770
 Adjustments to reconcile
  net income to net cash
    Provided by operating activities:
      Depreciation                           2,646             2,241
      Amortization                           1,626             1,400
      Provision for doubtful accounts          657               756
      LIFO/LCM Reserve adjustment              608               479
    Changes in operating assets
     and liabilities:
      Accounts receivable                    4,140             4,727
      Merchandise inventories               (2,290)           (2,105)
      Accounts payable                       2,378               451
    Other assets and liabilities            (3,319)           (1,347)
                                          ---------         ---------

NET CASH PROVIDED BY OPERATING ACTIVITIES    8,465             7,372

INVESTING ACTIVITIES
 Acquisition of the Ira A. Watson Co.       (4,451)               --
 Purchase of property and equipment         (5,958)           (5,436)
 Other                                         383               (20)
                                          ---------         ---------

NET CASH USED IN INVESTING ACTIVITIES      (10,026)           (5,456)

FINANCING ACTIVITIES
 Proceeds from revolving line of credit
  and long-term debt                       188,248           126,798
 Reduction in revolving line of credit
  and long-term debt                      (191,577)         (128,883)
 Proceeds from 1998 Credit Agreement
  - acquisition of Ira A. Watson Co.        24,000                --
 Retirement of Ira A. Watson Co.
  pre-acquisition bank debt & trade
  liabilities                              (17,895)               --
 Financing Fees - Credit Agreement, as
  amended and restated                      (1,113)               --
                                         ----------         ---------
NET CASH PROVIDED BY (USED IN) FINANCING
  ACTIVITIES                                 1,663            (2,085)

INCREASE (DECREASE) IN CASH AND
  CASH EQUIVALENTS                             102              (169)

Cash and cash equivalents
  beginning of period                          432               228
                                         ---------          --------

CASH AND CASH EQUIVALENTS END OF PERIOD  $     534          $     59
                                         =========          ========


See notes to condensed consolidated financial statements

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN
STOCKHOLDERS' EQUITY
 PEEBLES INC. & SUBSIDIARIES
(dollars in thousands, except per share amounts)
(Unaudited)

                              Common Stock
                                       Par         Additional        Retained
                          Shares      Value          Capital     Earnings (Deficit)
                         -------     -------      -----------    ------------------

Balance February 1, 1997  1,000      $     1        $ 59,307        $ (9,885)

 Net income                  --           --              --             770
                         -------     --------       --------        ---------

Balance August 2, 1997    1,000      $     1        $ 59,307        $ (9,115)
                         =======    =========       ========        =========

Balance January 31,1998   1,000      $     1        $ 59,307        $ (3,835)

 Net income                  --           --              --           2,019
                         ------     --------        --------        --------

Balance August 1, 1998    1,000      $     1        $ 59,307        $ (1,816)


See notes to condensed consolidated  financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL
STATEMENTS
PEEBLES INC. & SUBSIDIARIES
August 1, 1998

(dollars in thousands, except per share amounts)

NOTE A-ORGANIZATION AND BASIS OF PRESENTATION
Consolidation: The consolidated financial statements include the accounts of Peebles Inc. and its wholly owned subsidiaries, Carlisle Retailers, Inc. ("Carlisle's") and the Ira A. Watson Co. ("Watson's"), (together "Peebles" or the "Company"). All significant intercompany balances and transactions have been eliminated.

Acquisition of the Ira A. Watson Co.: On June 29, 1998, a merger (the "Watson Merger") was consummated whereby Watson's, a Delaware corporation, became a wholly-owned subsidiary of Peebles Inc. Watson's, with its corporate headquarters and distribution center located in Knoxville, TN, operated 24 store locations in seven states immediately prior to the Watson Merger. The results of operations for these 24 Watson's stores are included in Peebles' consolidated financial statements beginning on June 29, 1998. The stores will continue to carry the Watson's name through the end of the current fiscal year. The distribution center in Knoxville will remain in operation as a component of the Peebles logistics network. The Watson's corporate office functions were transferred to the Peebles corporate office and the Knoxville offices were closed during August.

The $4,451 cash purchase price included $1,848 to the equity holders of Watson's, $1,352 to a financial services company for the Watson's proprietary credit card accounts receivable, and $1,251 in acquisition expenses. Proceeds used to fund the Watson Merger were provided by the Credit Agreement, as amended and restated on June 29, 1998 (the "Amended and Restated Credit Agreement").

The Watson Merger has been accounted for using the purchase method of accounting. The preliminary allocation of the purchase price is as follows:

       Purchase Price                                        $  4,451
           Tangible net assets (liabilities) acquired:
           Accounts receivable, net                    $  1,185
           Merchandise inventory, net                    10,000
           Fixed assets, net                              5,446
           Bank debt                                    (10,403)
           Trade liabilities, net                        (6,290)
           Other net liabilities                         (1,589)
                                                       ---------
             Tangible net assets (liabilities) acquired         (1,651)

        Excess of cost over net assets acquired               $  6,102

The excess of cost over net assets acquired is being amortized over a twenty-five year period beginning June 29, 1998.

Pro-Forma Financial Information: The following unaudited pro-forma financial information reflects the results of operations as if the Watson Merger occurred at the beginning of the six-month periods ended August 1, 1998 and August 1, 1997, respectively. These pro-forma results have been prepared for comparison purposes only and do not purport to be indicative of what would have occurred had the Watson Merger been completed at the beginning of either of the six-month periods.

                                         Six-Month Period Ended
                                      August 1, 1998   August 2, 1997
                                      --------------   --------------
Net sales                              $  132,919        $  128,171
Net loss                                   (2,008)           (1,070)
Net loss per share                         (2,008)           (1,070)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL
STATEMENTS
PEEBLES INC. & SUBSIDIARIES

NOTE A-ORGANIZATION AND BASIS OF PRESENTATION -- Continued

The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal and recurring accruals) considered necessary for a fair presentation have been included. In addition, the operating results for the current fiscal periods are not necessarily indicative of the results that may be expected for the fiscal year ending January 30, 1999, due to the seasonal nature of the business of Peebles. For further information, refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the fiscal year ended January 31, 1998.

NOTE B-ACCOUNTS RECEIVABLE

Accounts receivable are shown net of $1,700, $1,400 and $1,349 representing the allowance for uncollectible accounts at August 1, 1998, January 31, 1998 and August 2, 1997, respectively. As a service to its customers, the Company offers credit through the use of its own charge card, certain major credit cards and a layaway plan. The Peebles' customer usually resides in the local community immediately surrounding the store location. Peebles stores serve these local customers in 15 states: Virginia, Tennessee, North Carolina, Maryland, Kentucky, West Virginia, Alabama, Pennsylvania, South Carolina, Ohio, Delaware, New York, Indiana, New Jersey, and Missouri. The Company does not require collateral from its customers.

NOTE C-MERCHANDISE INVENTORIES

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

                                    August 1, 1998   January 31, 1998   August 2, 1997
                                    ---------------  ----------------   --------------
Merchandise inventories at FIFO cost   $   64,132       $   51,234        $   49,553
Fair Value Adjustment                       7,436            7,436             7,436
LIFO/ market reserve                       (1,311)            (703)             (932)
                                       -----------      -----------       -----------
Merchandise inventories at lower of cost
   Or market                           $   70,257       $   57,967        $   56,057

NOTES TO CONDENSED CONSOLIDATED FINANCIAL
STATEMENTS
PEEBLES INC. & SUBSIDIARIES

NOTE D - LONG-TERM DEBT

Long -term debt consisted of the following:

                                 August 1,1998   January 31, 1998  August 2, 1997
                                --------------   ----------------  --------------
Senior Revolving Facility          $  30,500        $  32,000        $   31,000
Senior Term Note A                    14,250           15,275            16,625
Senior Term Note B                    59,850           37,094            37,298
Swingline Facility                     2,232            1,791             2,607
                                   ---------        ---------        -----------
                                     106,832           86,160            87,530
Less current maturities:
  Senior Term Notes A & B              3,600            4,083             2,858
  Senior Revolving &
    Swingline Facilities               2,232              570             6,107
                                   ---------        ---------        ----------
Total current maturities               5,832            4,653             8,965
                                   ---------        ---------        ----------
                                   $ 101,000        $  81,507        $   78,565

The Company has a credit facility (the "Credit Agreement") which provides a Senior Term Facility, a Senior Revolving Facility, and a Swingline Facility.
The Credit Agreement was amended and restated (the "1998 Credit Agreement") on
June 29, 1998 (the "Restatement Date") to facilitate the Watson Merger.  The
1998 Credit Agreement i) provided an additional $24 million in proceeds under the Senior Term Facility; ii) reduced the scheduled principal payments under the Senior Term Facility; iii) extended the maturity dates of both the Senior Term
Facility and the Senior Revolving Facility; and iv) adjusted the applicable interest rates to vary based on certain Company performance criteria, tied to certain restrictive covenants. The Company deferred an additional $1,113 in financing fees to amend and restate the Credit Agreement. These financing fees are being amortized over a five-year period. The 1998 Credit Agreement is secured by a first priority security interest in substantially all the personal property and certain real property of Peebles. Restrictive covenants prohibit the payment of cash dividends in any fiscal year.

The Senior Term Facility includes two notes, Senior Term Note A and Senior Term
Note B.  On the Restatement Date, the outstanding principal balances of Senior
Term Note A and Senior Term Note B were increased $644 to $15,000 and $23,008 to $60,000, respectively. Under the 1998 Credit Agreement, Senior Term Note A and Senior Term Note B accrue interest quarterly in arrears at a LIBOR based rate which is expected to vary 25 to 50 basis points, dependent primarily on the Company's operating performance in relation to outstanding debt at the end of each fiscal quarter. Senior Term Note A and Senior Term Note B currently bear interest at LIBOR plus 2.50% and LIBOR plus 3.00%, respectively. Senior Term
Note A and Senior Term Note B mature April 30, 2003 and 2004, respectively.

The amount available under the Senior Revolving Facility (the "Revolver") is determined by a defined asset based formula with maximum borrowings limited to $75 million less outstanding amounts under letters of credit. The Revolver matures on April 30, 2003. The Revolver has no specific paydown provisions.
However, the Company classifies a portion of the Revolver outstanding balance as short-term, if based on the projected operations during the current fiscal year, the Revolver outstanding balance is expected to be less at any fiscal month end than the outstanding balance at the end of the current fiscal period. The
Company pays a fee of 1/2 of 1% per annum on any unused portion of the Senior
Revolving Facility. Under the 1998 Credit Agreement, the Revolving Facility bears interest at the same rate as Senior Term Note A.

Loans under the Swingline Facility are drawn and repaid daily based on the operating activity of the Company. Aggregate amounts outstanding under the Swingline Facility cannot exceed $5 million. Excess borrowings or funding outside these amounts revert to the Revolver. The Swingline
Facility bears interest at prime plus 1-1/2% and has no LIBOR conversion option.

Aggregate principal payments under the 1998 Credit Agreement are as follows:
six-month period ended January 30, 1999 -- $1,800;  Fiscal Years:  1999 -
$3,600; 2000 -- $3,600; 2001 -- $3,600; 2002 -- $3,600; 2003 -- $1,350.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL
STATEMENTS
PEEBLES INC. & SUBSIDIARIES

NOTE E-INCOME TAXES

Differences between the effective rate of income taxes and the statutory rate arise principally from state income taxes and non-deductible amortization related to certain purchase accounting adjustments.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
OF OPERATIONS
(dollars in thousands, except per share amounts)

The following management's discussion and analysis provides information with respect to the results of operations for the three-month period (or "Fiscal
Quarter") and six-month period ended August 1, 1998 in comparison with the Fiscal Quarter and six-month period ended August 2, 1997. With the consummation of the Watson Merger on June 29, 1998, Watson's became a wholly owned subsidiary of Peebles Inc. The results of consolidated operations includes the 24 Watson's stores beginning June 29, 1998.

Consolidated net sales and results of consolidated operations, expressed as a percentage of net sales are presented below for the three-month and six-month periods ended August 1, 1998 and August 2, 1997.

                            Three-Month Period Ended   Six-Month Period Ended

                                        August 1,1998  August 2,1997  August 1,1998  August 2, 1997
                                        -------------  -------------  -------------  --------------
Net sales                                 $ 57,698        $ 49,808       $ 108,711     $  94,958
   % increase                                15.8%           17.6%          14.5%          18.1%

Comparable stores % increase in sales:        2.9%            8.1%           4.5%           6.5%

Total stores in operation at period end       112              79            112             79
Total stores opened (closed) during the period 24              (1)            28              3


  Operations as a Percentage of Net Sales:

Cost of sales                                58.1%            59.3%          59.5%          60.8%
Selling, general & administrative expenses   30.2             30.4           29.7           29.8
Depreciation and amortization                 3.2              3.3            3.4            3.4
                                           -------          -------         ------         ------
Operating Income                              8.5              7.0            7.4            6.0

Interest Expense                              4.3              4.6            4.3            4.7
Other income                                   --               .1             --             --
Provision for income taxes                    1.7              1.0            1.2             .5
                                           -------          ------          ------
Net Income                                    2.5%             1.5%           1.9%            .8%

In both the Fiscal Quarter and six-month period ended August 1, 1998, new store growth was the primary reason total net sales increased 15.8% and 14.5%, respectively, in comparison to the same periods in the prior year. Net sales at comparable stores, benefiting from greater consumer spending on soft apparel also showed increases in both the Fiscal Quarter and six-month period ended August 1, 1998. A number of the Company's markets experienced a milder than normal winter, allowing for somewhat earlier and stronger sales of Spring and summer merchandise. As a result, net sales at comparable stores increased 6.2% in the first Fiscal Quarter ended May 1, 1998. Strong comparable store net sales through May and early June fueled increases in the second Fiscal Quarter. The strength of these sales early in the season left less clearance merchandise toward the end of the season, which moderated the increases in comparable store net sales, but benefited gross margin. As a result, net sales at comparable stores increased 2.9% for the second Fiscal Quarter and 4.5% for the six-month period ended August 1, 1998.

The Watson Merger added 24 new stores beginning June 29, 1998. From that date to August 1, 1998, these stores contributed $4,587 in net sales to both the Fiscal Quarter and six-month period ended August 1, 1998. The Company opened four new stores in the first Fiscal Quarter that contributed $1,058 and $1,756 to the second Fiscal Quarter and the six-month period ended August 1, 1998, respectively. A full fiscal three months and six-months of operation of a net seven stores opened in 1997 provided the remainder of the sales increases at non-comparable stores.

Cost of sales as a percentage of net sales declined in both the second Fiscal Quarter and the six-month period ended August 1, 1998, measured against the same periods in the prior year. In the second fiscal quarter, strong sales beginning with Mother's Day and continuing through early June resulted in a higher seasonal sell through, requiring fewer clearance markdowns later in the season, all lowering cost of sales. In the first Fiscal Quarter, stronger net sales in the fourth fiscal quarter of 1997, the milder than normal winter and earlier delivery of Spring 1998 merchandise also resulted in fewer clearance markdowns and a greater proportion of non-promotional seasonal sales. As a result, the cost of sales percentage for the six-month period ended August 1, 1998 was 59.5%, down from 60.8% for the prior year comparable period. Partially offsetting these positive influences over cost of sales were the new store locations which typically run a higher cost of sales percentage relative to mature stores, especially those in markets new to the Company, due to heavier promotions and the lack of comparable sales history. The Watson's stores are expected to adversely impact cost of sales in the third and fourth Fiscal Quarters as the inventory mix is aligned to the Peebles merchandising strategy. Prior to the merger, Watson's experienced liquidity problems which adversely impacted both the inventory level and the inventory assortment. Deeper discounting will be required to clear existing merchandise and several fiscal quarters will be required to increase inventory levels and adjust assortments to meet consumer demand.

Selling, general and administrative ("SG&A") expenses, exclusive of depreciation and amortization, improved slightly in both the second Fiscal Quarter and the six-month period ended August 1, 1998. Reductions came from the Company's ability to successfully leverage its SG&A expenses as the economies of scale are realized in the central office and distribution facilities. Offsetting these reductions in SG&A expenses, are the new stores' higher occupancy, payroll, and advertising expenses as a percentage of net sales as compared to mature stores. The Company has been successful in controlling these expenses during growth periods, and expects to realize further efficiencies through economies of scale in succeeding Fiscal Quarters.

The distribution center in Knoxville, TN obtained in the Watson Merger will be a component of the Peebles logistics network, serving store locations primarily west of the Appalachian Mountains. The operation of this second distribution center will create additional SG&A expense in the short term, but as a platform for store location growth, is expected to reduce SG&A expense as a percentage of sales in succeeding fiscal years. The Watson's corporate office was closed in August 1998 as the responsibilities were absorbed by the Peebles corporate office in South Hill, VA.

Depreciation and amortization expense as a percentage of net sales for both the second Fiscal Quarter and the six-month period ended August 1, 1998 remained consistent with the same periods in the prior year as capital expenditures were proportionate to sales growth. Depreciation and amortization expense is expected to increase as a result of the additional goodwill from the Watson Merger and the new fixturing required to upgrade the merchandise presentation in a certain number of the Watson's stores. Both major and minor remodelings will be undertaken over the next eight to ten Fiscal Quarters.

Interest expense for the Fiscal Quarters ended August 1, 1998 and August 2, 1997 was $2,482 and $2,313, respectively, and $4,682 and $4,456, respectively for the six-month periods then ended. New stores requirements, primarily inventory, account for the increase in interest expense dollars. As a percentage of net sales, however, interest expense declined to 4.3% in the fiscal quarter ended August 1, 1998. For the six-month periods ended August 1, 1998 and August 2, 1997, interest expense as a percentage of sales was 4.3% and 4.7%, respectively. Additional debt incurred to consummate the Watson Merger on June 29, 1998 will increase interest expense in the third and fourth Fiscal Quarters of the current year relative to the prior year.

The income tax expense for the three-month and six-month periods ended August 1, 1998 and August 2, 1997 was accrued at an effective tax rate of 40%. The effective tax rate differs from the statutory rate primarily due to state income taxes and nondeductible amortization relating to certain acquisition related assets.

As a result of the changes discussed above, net income as a percentage of net sales for the three-month and six-month periods ended August 1, 1998 was 2.5% and 1.9%, respectively. In the prior year comparable periods ended August 2, 1997, net income as a percentage of net sales was 1.5% and .8%, respectively.

LIQUIDITY AND CAPITAL RESOURCES

The Company's primary cash requirements are for capital expenditures in connection with both the Company's new store expansion and remodeling program and for working capital needs. The Company's primary sources of funds are cash flow from continuing operations, borrowings under the Credit Agreement and trade accounts payable. The Company's inventory levels typically build throughout the fall, peaking during the Christmas selling season, while accounts receivable peak during December and decrease during the first fiscal quarter. Capitalexpenditures typically occur evenly throughout the first three quarters of each year.

The Company's operating activities provided net cash of $8,465 and $7,372 in the six-month periods ended August 1, 1998 and August 2, 1997, respectively. The Company had working capital of $68.7 million and $55.8 million at August 1, 1998 and August 2, 1997, respectively. The Watson Merger had a significant impact on working capital at August 1, 1998 as approximately $10 million in merchandise inventory and $1.2 million in accounts receivable were added as of June 29, 1998. Operations provided more net cash in the current six-month period in comparison to the prior year as operations were more profitable during the six-month period ended August 1, 1998. Gross margin revenue increased proportionately faster than SG&A and cash interest expenses. Also, inventory turnover increased resulting in accounts payable providing cash ratably faster than the cash used to build inventories.

Net cash used in investing activities totaled $10,026 and $5,456 for the six-month periods ended August 1, 1998 and August 2, 1997, respectively.
Capital expenditures, increased from $5,436 to $5,958 for the six-month periods ended August 2, 1997 and August 1, 1998, respectively. The Company opened four new stores, with 62,000 of net selling square footage of in the six-month period ended August 1, 1998, and three new stores with 65,000 of net selling square footage in the comparable prior year period. In the prior year, two store re-locations were underway at August 2, 1997, adding to capital expenditures. In the current year, one major store remodeling is nearly complete, several minor remodeling projects are underway, and expenditures are being incurred for the continuing enhancement of the Company's register systems and distribution center handling equipment. Further, capital expenditures in July included enhancements to the handling equipment at the distribution center in Knoxville, and merchandise presentation fixturing at a number of the acquired
Watson's stores.

The Watson Merger impacted cash used in investing activities and cash provided by financing activities. An additional $24 million was added to the Senior Term Facility as the Company's Credit Agreement was amended and restated to facilitate the Watson Merger on June 29, 1998. These proceeds were used in investing activities to: a) acquire the outstanding equity of Watson's for $1,848; b) acquire the outstanding proprietary Watson's charge card receivables from a third party financial services company for $1,352; and c) pay related acquisition fees of $1,251, for a total impact on investing activities of $4,451. The remaining proceeds were used to retire Watson's pre-acquisition:
a) bank debt; b) remaining liabilities under a plan of reorganization approved by a bankruptcy court in 1995; and c) outstanding trade liabilities. The total impact on financing activities was to use $17,895 for these activities. To amend and restate the Credit Agreement, $1,113 in financing fees were paid.

In addition to the 4 new Peebles stores added during the six-month period ended August 1, 1998 and the 24 Watson's stores added by Watson Merger, the Company currently plans to open 7 additional store locations in the third and fourth Fiscal Quarters of 1998. The Company has signed non-cancelable leases for two new store locations, one opening in the third Fiscal Quarter and one opening in the fourth Fiscal Quarter. These two stores will add 44,000 net selling square footage, and are located in markets contiguous to existing Peebles markets in states which Peebles currently operates stores. The Company has signed a purchase agreement to acquire 5 former Stone & Thomas store locations from Elder-Beerman (the "Stone & Thomas Purchase"). The projected closing date for this purchase is September 30, 1998 and the stores are projected to open under the Peebles name in the fourth Fiscal Quarter. The stores are located in strategic markets, contiguous to Peebles' existing markets, and in states which Peebles currently operates stores. Existing merchandise inventory and proprietary charge accounts receivable are not included in the Stone & Thomas Purchase.

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

The Company finances its operations, capital expenditures, and debt service payments with funds available under the Revolver. The maximum amount available under the Senior Revolving Facility is $75 million less amounts outstanding under letters of credit. The actual amount available is determined by an asset- based formula, adjusted for seasonal working capital requirements. The Company believes the cash flow generated from operating activities together with funds available under the Senior Revolving Facility will be sufficient to fund the investing activities and the required payments under the 1998 Credit Agreement.

SEASONALITY AND INFLATION

As a retailer offering predominately soft-apparel and selected home accessories, the Company's business is seasonal, although less heavily weighted in the fourth fiscal quarter than retailers with comparable offerings of merchandise. Over the past three fiscal years, quarterly sales as a percentage of total sales have been consistent at approximately 21%, 22%, 24% and 33% for the first through fourth fiscal quarters, respectively. Peebles believes the positioning of its stores in small to medium sized communities with limited competition, along with the Company's less-promotional, every day fair value, pricing strategy, produces operations less dependent on the fourth fiscal quarter. However, the third and fourth fiscal quarters are bolstered by the important back-to-school and Christmas holiday selling seasons.

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

YEAR 2000 TECHNOLOGICAL ISSUES

In 1997, the Company began a comprehensive analysis of its information systems to determine the impact of date-related processing when the year changes to 2000 and the systems do not recognize this year as greater than 1999. This analysis was completed in the second Fiscal Quarter.

Management expects the Company's information systems to be prepared to accurately process information after the year changes to 2000 by June 1999. The Company's primary information systems are on two IBM AS400 mainframes, with the majority of the software developed internally. In 1985, Peebles implemented standards for in-house programmers to follow which considered the year 2000 issue. As a result, many of the Company's in-house information systems, with programs written or modified after 1985, are already year 2000 compliant. However, four programmers began a detailed review of all in-house programming code in March 1998. To date, this review and the correction of any non-compliant programming is approximately 50% completed, with a targeted completion date of March 1999.

Packaged software, which includes the IBM 4690 register systems, and certain PC-based systems serve as supplemental support, sub-systems, to the mainframe systems. The Company has reviewed these systems in context with the mainframe systems and determined that modifications required are immaterial and can be completed in the first Fiscal Quarter of 1999. IBM has certified the register systems and personal computers used in sub-systems to be year 2000 compliant. The costs associated with the evaluation and modification to the information systems are being expensed as incurred, and are not significant to the overall financial position or results of operations of the Company. Management expects the Company to have identified and addressed material problems,if any, caused by third-party service interruptions, including suppliers, by the second fiscal quarter of 1999.


FORWARD-LOOKING STATEMENTS

Certain statements in this quarterly report on Form 10-Q are forward-looking, based on the Company's evaluation of historical information and judgments on future events, based on the best information available at the time. Underlying these statements are risks and uncertainties which could cause actual results to differ materially from those forward-looking statements. These risks and uncertainties include, but are not limited to: i) consumer demand for the Company's soft-apparel merchandise; ii) competitive and consumer demographic shifts within the Company's markets; iii) the Company's access to, and cost of, capital; iv) the Company's ability to locate and open new store locations on a timely and profitable basis; v) the Company's ability to integrate acquired store into Peebles' overall operations on a timely basis; and vi) the successful managementof inventory levels, related costs and selling, general and administrative costs.

PART II

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

a.   Exhibits

       10.68       Amended and Restated Credit Agreement dated as of June 29,
                   1998 by and among Peebles Inc., Fleet Bank, N.A., as agent, and the financial institutions parties thereto
       27          Financial Data Schedule

b. Reports on Form 8-K:

1) May 29, 1998, reporting Item 5, Other Events
2) July 14, 1998, reporting Item 2, Acquisition of Assets

                               SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PEEBLES INC.

Date: September 10, 1998    By   /s/    Michael F. Moorman
                                 -------------------------
                                 Michael F. Moorman
                                 President and Chief Executive Officer
                                 (Principal Executive Officer)

                            By   /s/   E. Randolph Lail
                                 -------------------------
                                 E. Randolph Lail
                                 Chief Financial Officer, Senior Vice President-Finance, Treasurer and Secretary
                                (Principal Financial Officer)