Form 10-Q
period 1998-10-31
PEEBLES INC
filed 1998-12-02
CIK 804125

SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549

                          ________________________

                                FORM 10-Q


             Quarterly Report Pursuant to Section 15(d) of the
                     Securities Exchange Act of 1934

                For the Quarter Ended October 31, 1998
             Commission file number             33-27126


                               PEEBLES INC.

        Virginia                                    54-0332635
      -----------                                 --------------
(State of Incorporation)                          (I.R.S. Employer
                                                   Identification No.)

    One Peebles Street
South Hill, Virginia 23970-5001                    (804) 447-5200
--------------------------------                  ------------------
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

As of October 31, 1998, 1,000 shares of Common Stock of Peebles Inc. were outstanding.

                            PART I - FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED BALANCE SHEET
 PEEBLES INC. & SUBSIDIARIES
(dollars in thousands, except per share amounts)

                                 October 31, 1998        January 31,1998      November 1, 1997
                                 ----------------        ---------------      ----------------
ASSETS                              (Unaudited)                                (Unaudited)

CURRENT ASSETS
  Cash                              $     623               $     432            $     54
  Accounts receivable, net             28,746                  31,581              27,725
  Merchandise inventories              92,487                  57,967              69,230
  Prepaid expenses                      2,909                   1,145               1,280
  Income taxes receivable                  --                     303                  --
  Other                                   804                     773                 981
                                    ---------               ---------            --------
TOTAL CURRENT ASSETS                  125,569                  92,201              99,270

PROPERTY AND EQUIPMENT, net            51,651                  38,749              38,139
OTHER ASSETS
  Excess of cost over net
       assets acquired, net            41,551                  35,460              34,876
  Deferred financing costs, net         3,637                   2,442               2,171
  Other                                 3,007                   3,604               3,065
                                    ---------                --------            --------
                                       48,195                  41,506              40,112
                                    ---------                --------            --------
                                   $  225,415              $  172,456          $  177,521
                                    =========               =========           =========

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable                 $   26,894              $   13,606          $   17,464
  Accrued compensation and
    other expenses                      5,491                   5,055               2,708
  Income taxes payable                    319                      --                 206
  Deferred income taxes                 4,592                   4,592               2,934
  Current maturities of
    long-term debt                     24,102                   4,653              21,089
  Other                                   208                   1,406                 367
                                   ----------              ----------          ----------
TOTAL CURRENT LIABILITIES              61,606                  29,312              44,768
LONG-TERM DEBT                        100,100                  81,507              77,788
LONG-TERM CAPITAL LEASE OBLIGATIONS       986                   1,139               1,148
DEFERRED INCOME TAXES                   5,025                   5,025               3,235
STOCKHOLDERS' EQUITY
 Preferred stock-no par value,
  authorized 1,000,000 shares, none
  issued and outstanding                   --                      --                  --
 Common stock-- par value $.10 per
   share, authorized 5,000,000 shares,
   1,000 issued and outstanding             1                       1                   1
 Additional capital                    59,307                  59,307              59,307
 Retained earnings (deficit):
  accumulated from May 27, 1995;       (1,610)                 (3,835)             (8,726)
                                   ----------              ----------          ----------
                                       57,698                  55,473              50,582
                                   ----------              ----------          ----------
                                  $   225,415             $   172,456         $   177,521
                                  ===========              ==========          ==========


See notes to condensed consolidated financial statements

CONDENSED CONSOLIDATED STATEMENT OF INCOME
 PEEBLES INC. & SUBSIDIARIES
(dollars in thousands, except per share amounts)
(Unaudited)

                               Three-Month Period Ended                    Nine-Month Period Ended
                            -----------------------------                 -------------------------
                         October 31, 1998     November 1, 1997         October 31, 1998      November 1, 1997
                        -----------------    ------------------       ------------------    -----------------
NET SALES                 $     65,601          $    52,411                $  174,312            $   147,369

COSTS AND EXPENSES
  Cost of sales                 40,512               32,077                   105,249                 89,854
  Selling, general and
   administrative expenses      19,812               15,365                    52,092                 43,685
  Depreciation and amortization  2,077                1,813                     5,754                  4,992
                            ----------             ---------                 --------              ---------
                                62,401               49,255                   163,095                138,531
                            ----------             --------                  ---------             ----------
  OPERATING INCOME               3,200                3,156                    11,217                  8,838

OTHER INCOME                        19                   45                        49                    102

INTEREST EXPENSE                 2,876                2,552                     7,558                  7,008
                            ----------             ---------                 ---------             ---------
INCOME  BEFORE  INCOME TAXES       343                  649                     3,708                  1,932

INCOME TAXES
 Federal, state and deferred       137                  260                     1,483                    773
                            ----------             ---------                 --------              ---------
NET INCOME                  $      206             $    389                  $  2,225              $   1,159
                            ==========             ========                 ==========             ==========

EARNINGS PER SHARE          $      206             $     389                 $  2,225              $   1,159
                            ==========            ==========               ==========              ==========
Weighted average common
 stock outstanding               1,000                1,000                     1,000                  1,000
                            ==========            ==========                ==========             ===========


See notes to condensed consolidated  financial statements

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
 PEEBLES INC. & SUBSIDIARIES
(dollars in thousands)
(Unaudited)

                                             Nine-Month Period  Ended

                                    October 31, 1998            November 1, 1997
                                  ---------------------        --------------------
OPERATING ACTIVITIES
  Net Income                           $     2,225                 $      1,159
  Adjustments to reconcile net
   income to net cash
   Provided by operating activities:
     Depreciation                            4,152                        3,584
     Amortization                            2,547                        2,101
     Provision for doubtful accounts           999                        1,013
     LIFO/LCM Reserve adjustment               608                          600
     Changes in operating assets and
        liabilities:
           Accounts receivable               3,321                        3,324
           Merchandise inventories         (24,520)                     (15,399)
           Accounts payable                 12,783                        6,727
           Other assets and liabilities     (5,022)                      (4,152)
                                       ------------                   ----------

NET CASH USED IN OPERATING ACTIVITIES       (2,907)                      (1,043)

INVESTING ACTIVITIES
 Acquisition of the Ira A. Watson Co.       (4,451)                          --
 Purchase of property and equipment        (11,713)                      (8,274)
 Other                                         228                         (119)
                                       ------------                    ---------
 NET CASH USED IN INVESTING ACTIVITIES     (15,936)                      (8,393)

FINANCING ACTIVITIES
 Proceeds from revolving line of
   credit and long-term debt               311,902                      228,473
 Reduction in revolving line of
   credit and long-term debt              (297,860)                    (219,211)
 Proceeds from 1998 Credit Agreement -
   acquisition of Ira A. Watson Co.         24,000                           --
 Retirement of Ira A. Watson Co.
   pre-acquisition bank debt &
   trade liabilities                       (17,895)                          --
 Financing Fees - Credit Agreement,
   as amended and restated                  (1,113)                          --
                                      ------------                     ---------

NET CASH PROVIDED BY FINANCING
   ACTIVITIES                               19,034                        9,262
                                      ------------                      --------

INCREASE (DECREASE) IN CASH AND
   CASH EQUIVALENTS                            191                         (174)

Cash and cash equivalents
     beginning of period                       432                          228
                                       -----------                      --------

CASH AND CASH EQUIVALENTS
   END OF PERIOD                      $        623                     $    54
                                      ============                    ==========

See notes to condensed consolidated financial statements

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN
STOCKHOLDERS' EQUITY
 PEEBLES INC. & SUBSIDIARIES
(dollars in thousands, except per share amounts)
(Unaudited)

                                        Common Stock
                                     ------------------
                                                 Par         Additional        Retained
                             Shares              Value        Capital     Earnings (Deficit)
                        --------------         ---------   ------------  -------------------
Balance February 1, 1997     1,000              $    1       $ 59,307    $  (9,885)

Net income                      --                  --             --        1,159
                           --------             -------    -----------   ----------

Balance November 1, 1997     1,000              $    1       $ 59,307    $  (8,726)
                          =========            ========    ===========  ===========

Balance  January 31, 1998    1,000              $    1       $ 59,307    $  (3,835)

Net income                      --                  --             --        2,225
                          --------             --------    ----------   -----------

Balance October 31, 1998     1,000              $     1      $ 59,307    $  (1,610)


See notes to condensed consolidated  financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL
STATEMENTS
PEEBLES INC. & SUBSIDIARIES
October 31, 1998

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

Acquisition of the Ira A. Watson Co.:  On June 29, 1998, a merger (the
"Watson Merger") was consummated whereby Watson's, a Delaware corporation, became a wholly-owned subsidiary of Peebles Inc. Watson's, with its corporate headquarters and distribution center located in Knoxville, TN, operated 24 store locations in seven states immediately prior to the Watson Merger. In August 1998, the Company closed two of the store locations where markets strategically overlapped with either an existing Peebles store or an existing Watson's store. The results of operations for the Watson's stores are included in Peebles' consolidated financial statements beginning on June 29, 1998.
The stores will continue to carry the Watson's name through the end of the current fiscal year. The distribution center in Knoxville will remain in operation as a component of the Peebles logistics network. The Watson's corporate office functions were transferred to the Peebles corporate office and the Knoxville offices were closed during August 1998. The $4,451 cash purchase price included $1,848 to the equity holders of Watson's, $1,352 to a financial services company for the Watson's proprietary credit card accounts receivable, and $1,251 in acquisition expenses. Proceeds used to fund the Watson Merger were provided by the Credit Agreement, as amended and restated on June 29, 1998 (the "Amended and Restated Credit Agreement").
The Watson Merger has been accounted for using the purchase method of accounting. The preliminary allocation of the purchase price is as follows:

   Purchase Price                                               $  4,451
     Tangible net assets (liabilities) acquired:
       Accounts receivable, net                       $  1,185
       Merchandise inventory, net                       10,000
       Fixed assets, net                                 5,446
       Bank debt                                       (10,403)
       Trade liabilities, net                           (6,290)
       Other net liabilities                            (1,589)
                                                    -----------
Tangible net assets (liabilities) acquired                        (1,651)
                                                             ---------------
Excess of cost over net assets acquired                         $  6,102

The excess of cost over net assets acquired is being amortized over a twenty-five year period beginning June 29, 1998.

Pro-Forma Financial Information: The following unaudited pro-forma financial information reflects the results of operations as if the Watson Merger had occurred at the beginning of the nine-month periods ended October 31, 1998 and November 1, 1997, respectively. These pro-forma results have been prepared for comparison purposes only and do not purport to be indicative of what would have occurred had the Watson Merger been completed at the beginning of either of the nine-month periods.

                                    Nine-Month Period Ended
                                ---------------------------------
                           October 31, 1998         November 1, 1997
                          ------------------       -----------------
Net sales                     $  198,520               $  202,845
Net loss                          (1,941)                  (1,713)
Net loss per share                (1,941)                  (1,713)

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

NOTE B-ACCOUNTS RECEIVABLE

Accounts receivable are shown net of $1,700, $1,400 and $1,349 representing the allowance for uncollectible accounts at October 31, 1998, January 31, 1998 and November 1, 1997, respectively. As a service to its customers, the Company offers credit through the use of its own charge card, certain major credit cards and a layaway plan. The Peebles' customer usually resides in the local community immediately surrounding the store location. Peebles stores serve these local customers in 15 states: Virginia, Tennessee, North Carolina, Maryland, Kentucky, West Virginia, Alabama, Pennsylvania, South Carolina,
Ohio, Delaware, New York, Indiana, New Jersey, and Missouri. The Company does not require collateral from its customers.

NOTE C-MERCHANDISE INVENTORIES
Merchandise inventories are accounted for by the retail inventory method applied on a last in, first out ("LIFO") basis. Due to an acquisition in 1995 accounted for using the purchase method, the recorded value of merchandise inventories was increased to fair value (the "Fair Value Adjustment"). The LIFO/market reserves adjusts inventory to lower of LIFO cost or market.

Merchandise inventories consisted of the following:

                                          October 31, 1998    January 31, 1998   November 1, 1997
                                        -------------------  ------------------  ----------------

Merchandise inventories at FIFO cost       $   86,362           $   51,234          $   62,847
Fair Value Adjustment                           7,436                7,436               7,436
LIFO/ market reserve                           (1,311)                (703)             (1,053)
                                           -----------          -----------         -----------
Merchandise inventories at lower of cost
  Or market                                $   92,487           $   57,967          $   69,230

NOTES TO CONDENSED CONSOLIDATED FINANCIAL
STATEMENTS
PEEBLES INC. & SUBSIDIARIES

NOTE D - LONG-TERM DEBT

Long -term debt consisted of the following:


                                       October 31,1998        January 31, 1998     November 1, 1997
                                     ------------------      ------------------   ------------------
 Senior Revolving Facility               $   49,000               $  32,000            $   42,000
 Senior Term Note A                          13,500                  15,275                15,950
 Senior Term Note B                          59,700                  37,094                37,196
 Swingline Facility                           2,002                   1,791                 3,731
                                        ------------             -----------           -----------
                                            124,202                  86,160                98,877

Less current maturities:
   Senior Term Notes A & B                    3,600                   4,083                 2,858
   Senior Revolving & Swingline Facilities   20,502                     570                18,231
                                        -----------              ----------            -----------
Total current maturities                     24,102                   4,653                21,089
                                        ===========              ==========            ===========
                                         $  100,100               $  81,507            $   77,788
                                        ===========             ===========            ===========

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

The amount available under the Senior Revolving Facility (the "Revolver") is determined by a defined asset based formula with maximum borrowings limited to $75 million less outstanding amounts under letters of credit. The Revolver matures on April 30, 2003. The Revolver has no specific paydown provisions. However, the Company classifies a portion of the Revolver outstanding balance as short-term, if based on the projected operations, the Revolver outstanding balance is expected to be less at any fiscal month end than the outstanding balance at the end of the current fiscal period. The Company pays a fee of 1/2 of 1% per annum on any unused portion of the Senior Revolving Facility. Under the 1998 Credit Agreement, the Revolving Facility bears interest at the same rate as Senior Term Note A.

Loans under the Swingline Facility are drawn and repaid daily based on the operating activity of the Company. Aggregate amounts outstanding under the Swingline Facility cannot exceed $5 million. Excess borrowings or funding outside these amounts revert to the Revolver. The Swingline Facility bears interest at prime plus 1-1/2% and has no LIBOR conversion option.

Aggregate principal payments under the 1998 Credit Agreement are as follows: three-month period ended January 30, 1999 -- $900; Fiscal Years: 1999 -- $3,600; 2000 -- $3,600; 2001 -- $3,600; 2002 -- $3,600; 2003 -- $1,350.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(dollars in thousands, except per share amounts)

The following management's discussion and analysis provides information with respect to the results of operations for the three-month period (or "Fiscal Quarter") and the nine-month period ended October 31, 1998 in comparison with the Fiscal Quarter and nine-month period ended November 1, 1997. With the consummation of the Watson Merger on June 29, 1998, Watson's became a wholly owned subsidiary of Peebles Inc. The results of consolidated operations includes the Watson's stores beginning June 29, 1998.

Consolidated net sales and results of consolidated operations, expressed as a percentage of net sales are presented below for the three-month and nine-month periods ended October 31, 1998 and November 1, 1997.

                                           Three-Month Period Ended             Nine-Month Period Ended
                                          --------------------------          -------------------------
                                       October  31, 1998   November 1, 1997  October  31, 1998    November 1, 1997
                                       -----------------   ---------------   -----------------    ----------------

Net sales                                $ 65,601           $ 52,411           $ 174,312           $147,369
    % increase                              25.2%              10.3%               18.3%              15.2%

Comparable stores % increase in sales:     (2.8)%               7.0%                1.9%               6.6%

Total stores in operation at period end      111                  82                111                  82

Total net stores opened (closed)
  during the period                           (1)                  3                 27                   5

Operations as a Percentage of Net Sales:
----------------------------------------
Cost of sales                                61.7%              61.2%               60.4%               61.0%
Selling, general & administrative expenses   30.2               29.3                29.9                29.6
Depreciation and amortization                 3.2                3.5                 3.3                 3.4
                                            ------              ------             -------            --------
Operating Income                              4.9                6.0                 6.4                 6.0

Interest Expense                              4.4                4.8                 4.3                 4.7
Other income                                   --                 --                  --                  --
Provision for income taxes                     .2                 .5                  .8                  .5
                                            -------            -------             --------           --------
Net Income                                     .3%                .7%                1.3%                 .8%

New, or non-comparable, stores were the primary reason total net sales increased 25.2% and 18.3% for the Fiscal Quarter and nine-month period ended October 31, 1998, in comparison to the prior fiscal year periods ended November 1, 1997. During the current Fiscal Quarter, the Company opened one new Peebles store and closed two of the Watson's stores where markets overlapped with either an existing Peebles or Watson's store. Through October 31, 1998, the Company has opened 5 new Peebles stores and acquired 24 Watson's stores, 22 of which were in operation at the period end. The Watson's stores contributed $11,986 to net sales during the current Fiscal Quarter and $16,570 during the nine-month period ended October 31, 1998.

Net sales at comparable stores declined $1,402, or 2.8%, in the third Fiscal Quarter ended October 31, 1998. For the nine-month period ended October 31, 1998, comparable store net sales increased $2,723, or 1.9%. A total of 76 stores are classified as comparable. These stores will have operations for the entire twelve-month period in both the current and prior fiscal years. From late August through September, the traditional back-to-school and late-summer clearance period, comparable store sales suffered from weak consumer demand for Fall apparel and lower inventory levels of summer merchandise. Back-to-school, as a definitive selling period, continues to lose emphasis as many school systems begin the year earlier in August or remain in session year round, and have relaxed dress requirements to mirror summer fashions. Further, in this current cycle, the school-age consumer is more fashion conscious and purchases to wear immediately. Although these factors are not new to the current fiscal year, in aggregate they accentuate seasonal weather changes as the trigger for purchasing Fall fashions. In many of the Company's markets, unusually warm weather prevailed until late in October.

Consumer demand for summer merchandise remained robust through September, but the Company was not able to transform that demand into sales increases due to lower inventory levels of clearance merchandise. During the first Fiscal Quarter of 1998, many of the Company's markets experienced a milder than normal winter, allowing for somewhat earlier and stronger sales of spring and summer merchandise. As a result, net sales at comparable stores increased 6.2% in the first Fiscal Quarter of 1998. Strong comparable store net sales continued through May and early June, but the significant reduction in end of the season clearance merchandise slowed comparable store sales increases to 4.5% through July and 1.9% through October.

Cost of sales as a percentage of net sales increased to 61.7% in the third Fiscal Quarter of the current year, up from 61.2% in the comparable prior year period, due primarily to the operation of the new and acquired store locations for a full fiscal quarter. New and acquired store locations typically run a higher cost of sales percentage relative to mature stores, especially those in markets new to the Company, due to heavier promotions and the lack of comparable sales history. The Watson's stores, as expected, adversely impacted cost of sales in the third Fiscal Quarter as the inventory mix is being aligned to the Peebles merchandising strategy. This adverse impact is expected to continue into the fourth Fiscal Quarter. Prior to the merger, Watson's experienced liquidity problems which adversely impacted both the inventory level and the inventory assortment. Deeper discounting has been, and will continue to be, required to clear existing merchandise. Targeted inventory levels and assortments necessary to meet consumer demand are not expected to be achieved until the Spring of 1999. At comparable stores, cost of sales as a percentage of net sales continued to benefit from the earlier reduction in clearance merchandise described above, and declined to 60.0% for the third Fiscal Quarter of 1998, down from 61.0% in the comparable prior year period. New and acquired stores did not have as great an impact on the nine-month period ended October 31, 1998, as the cost of sales percentage was 60.4%, down from 61.0% for the nine-month period ended November 1, 1997.

Selling, general and administrative ("SG&A") expenses, exclusive of depreciation and amortization, increased as a percentage of net sales during the third Fiscal Quarter of 1998 relative to the comparable prior year period, primarily as a result of operating the new and acquired store locations for the current full Fiscal Quarter. New and acquired stores typically have higher occupancy, payroll, and advertising expenses as a percentage of net sales as compared to mature stores. Payroll and advertising expenses as a percentage of sales tend to decrease over the twelve-month period following a new store opening, to mirror more mature comparable stores. Comparing the nine-month periods ended October 31, 1998 and November 1, 1997, SG&A as a percentage of net sales was 29.9% and 29.6%, respectively. Again, this increase came primarily from the new and acquired store locations. The Company has been successful in controlling expenses during growth periods, and expects to realize further efficiencies through economies of scale in succeeding Fiscal Quarters.

The distribution center in Knoxville, TN obtained in the Watson Merger is now a component of the Peebles logistics network, and although it serves primarily the Watson's stores, it will begin serving Peebles and Watson's stores, principally west of the Appalachian Mountains. The operation of this second distribution center has created additional SG&A expense in the short term, but, as a platform for store location growth, is expected to reduce SG&A expense as a percentage of sales in succeeding fiscal years. The Watson's corporate office was closed in August 1998, with the responsibilities absorbed at the Peebles corporate office.

Depreciation and amortization expense as a percentage of net sales declined in the third Fiscal Quarter of 1998 as economies of scale began to be realized on new sales growth. Over the nine-month period ended October 31, 1998, depreciation and amortization expense as a percentage of net sales declined to 3.3%, from 3.4% in the comparable prior year period. Amortization expense increased as a result of the additional goodwill from the Watson Merger and depreciation increased due primarily to new fixturing required to upgrade the merchandise presentation in a certain number of the Watson's stores. However, these increases were not commensurate with sales increases.

Interest expense for the Fiscal Quarters ended October 31, 1998 and November 1, 1997 was $2,876 and $2,552, respectively, and $7,558 and $7,008, respectively for the nine-month periods then ended. Additional debt incurred to consummate the Watson Merger on June 29, 1998 increased interest expense, but the effect on interest expense was partially offset by declines in the Company's effective borrowing rate. Exclusive of the Watson Merger debt, inventory accumulation and fixturing required by the new and acquired stores were the primary influences on debt and interest expense. As a percentage of net sales, interest expense declined to 4.4% in the Fiscal Quarter ended October 31, 1998, and 4.3% for the nine-month period then ended.

The income tax expense for the three-month and nine-month periods ended October 31, 1998 and November 1, 1997 was accrued at an effective tax rate of 40%. The effective tax rate differs from the statutory rate primarily due to state income taxes and nondeductible amortization relating to certain acquisition related assets.

As a result of the changes discussed above, net income as a percentage of net sales for the three-month and nine-month periods ended October 31, 1998 was
 .3% and 1.3%, respectively. In the prior year comparable periods ended November 1, 1997, net income as a percentage of net sales was .7% and .8%, respectively.

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

The Company's operating activities used net cash of $2,907 and $1,043 in the nine-month periods ended October 31, 1998 and November 1, 1997, respectively. The Company had working capital of $63,963 and $54,502 at October 31, 1998 and November 1, 1997, respectively. The Watson Merger had a significant impact on working capital as approximately $10 million in merchandise inventory and $1.2 million in accounts receivable were added as of June 29, 1998.
Additional operating cash was required in the current year to build inventory levels for the Holiday season at a greater number of stores than in the prior year. This increase in merchandise inventory levels was not completely offset by increases in trade accounts payable. Operating cash received from the realization of customer accounts receivable was flat in comparison to the prior year.

Net cash used in investing activities totaled $15,936 and $8,393 for the nine-month periods ended October 31, 1998 and November 1, 1997, respectively. Capital expenditures increased from $8,274 to $11,713 for the nine-month periods ended October 31, 1998 and November 1, 1997, respectively. Current year capital expenditures were primarily furniture and fixtures for the new and acquired stores, continuing enhancement of the Company's register systems and distribution center handling equipment, one major store remodeling, and several minor remodeling projects. Further, capital expenditures included enhancements to the handling equipment at the distribution center in Knoxville.

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

During the nine-month period ended October 31, 1998, the Company added approximately 600,000 square feet to its net selling space, increasing the total to 2.7 million square feet. During this period, five new Peebles stores were opened, the 24 Watson's store were acquired and two of those Watson's stores were closed as planned. In November 1998, the Company will open six new Peebles stores, five of which were former Stone & Thomas store locations purchased from Elder-Beerman. The six locations, adding some 171,000 net selling square feet, are located in strategic markets, contiguous to Peebles' existing markets, and in states in which Peebles currently operates stores. These locations complete the Company's fiscal 1998 expansion plans. Based on historical experience, the Company estimates that the cost of opening a new store will include capital expenditures of approximately $425 for leasehold improvements and fixtures and approximately $425 for initial inventory, approximately one-third of which is normally financed through vendor credit. Accounts receivable for new stores typically build to 15% of net sales or approximately $300 within 24 months of the store opening. The
Company may also incur capital expenditures to acquire existing stores.

The Company finances its operations, capital expenditures, and debt service payments with funds available under the Revolver. The maximum amount available under the Revolver is $75 million less amounts outstanding under letters of credit. The actual amount available is determined by an asset-based formula. The Company believes the cash flow generated from operating activities together with funds available under the Revolver will be sufficient to fund the investing activities and the required payments under the 1998 Credit Agreement.

SEASONALITY AND INFLATION

As a retailer offering predominately soft-apparel and selected home accessories, the Company's business is seasonal, although less heavily weighted in the fourth Fiscal Quarter than retailers with comparable offerings of merchandise. Over the past three fiscal years, quarterly sales as a percentage of total sales have been consistent at approximately 21%, 22%, 24% and 33% for the first through fourth Fiscal Quarters, respectively. Peebles believes the positioning of its stores in small to medium sized communities with limited competition, along with the Company's less-promotional, every day fair value pricing strategy, produces operations less dependent on the fourth quarter. However, the third and fourth quarters are bolstered by the important back-to-school and Christmas holiday selling seasons.

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

YEAR 2000 TECHNOLOGICAL ISSUES

In 1997, the Company began a comprehensive analysis of its information systems to determine the impact of date-related processing when the year changes to 2000 and the systems do not recognize this year as greater than 1999. This analysis was completed in the second Fiscal Quarter of 1998.

Management expects the Company's information systems to be prepared to accurately process information after the year changes to 2000 by June 1999.
The Company's primary information systems are on two IBM AS400 mainframes, with the majority of the software developed internally. In 1985, Peebles implemented standards for in-house programmers to follow which considered the year 2000 issue. As a result, many of the Company's in-house information systems, with programs written or modified after 1985, are already year 2000 compliant. Currently, four programmers are performing a detailed review of all in-house programming code, which for discussion purposes, is segregated into three primary operating systems: a) point of sale ("POS") transactions;
b) cash management; and c) merchandise purchasing and management. Although this segregation is not all-inclusive, it provides an understanding of the systems vital to conduct business as a soft apparel retailer.

Point of Sale Transactions: The Company transacts sales with customers via IBM 4690 registers. Register systems are controlled within each store location by an IBM PC controller which facilitates communication to the corporate office mainframe system, an IBM AS400. IBM has certified that the 4690 registers are year 2000 compliant. The Company has replaced all in-store IBM PC Controllers within the past 18 months as a component of its ongoing communications enhancements program, exclusive of any year 2000 remediation strategy, and therefore in the Company's normal capital expenditures budget. These recently purchased in-store PC controllers have been certified year
2000 compliant by IBM. The Company offers credit through its proprietary charge card and through the use of major bankcards (Mastercard, Visa and Discover). With regard to the proprietary charge card, AS400 based systems controlling the authorization of both new accounts and individual transactions on existing accounts have been reviewed and all necessary programming changes related to the year 2000 have been completed. The Company uses industry leader First Data Corp. to authorize and clear bankcard transactions. The Company is in the process of obtaining year 2000 compliance assurance from First Data Corp. Accordingly, management expects to be able to transact sales with customers without significant interruption related to the date change to the year 2000.

Cash Management - Sources: The Company's material sources of cash are a) in-store cash transactions; b) payments on outstanding proprietary charge card balances; and c) reimbursement for bankcard sales transactions. The Company's AS400 based cash management system related to receipts has been reviewed and all necessary programming changes related to the year 2000 have been completed. The Company manages proprietary charge accounts and produces monthly customer statements via an AS400 based system. The review of this system is complete and programming changes related to the year 2000 are approximately 80% complete, with an April 1999 target completion date.
The Company's material corporate cash accounts are with Fleet Bank.  The
Company is in the process of obtaining year 2000 compliance assurance from Fleet Bank that individual store accounts can be drafted and reimbursements from First Data Corp can be received. Management does not anticipate significant interruption to cash inflows as a result of the year 2000.

Cash Management - Disbursements: The Company's major cash disbursements are for merchandise purchases, SG&A expenses, and payroll. The review for year 2000 compliance has been completed, and programming changes have been completed. However, actual parallel testing will not take place until April 1999. At this point, the risk exists that: i) due dates are not calculated correctly and
ii) associate time and attendance systems may generate incorrect information. The most reasonable worst case scenario would require the Company to generate merchandise and expense disbursements daily and require hourly associates to work with regimented schedules mirroring those of salaried associates.

Merchandise Purchasing and Management: The Company purchases merchandise inventory from over 1,200 vendors, with no individual vendor representing more than 10% of total purchases. Purchase orders are produced, merchandise is received, and inventory is tracked via an AS400 based purchasing management system. The review of this in-house system is complete, and approximately 70% of the programming required to ensure year 2000 compliance has been completed. The system is expected to be substantially compliant, including testing, by May 1999. The Company has begun communications with its top vendors to determine year 2000 compliance. Risks include an interruption in a portion of the merchandise flow in the first fiscal quarter of 2000. January and February purchases are traditionally the lowest volume month of the year, and represent predominately Spring and early Summer season fashions. Any interruption to the merchandise flow can impact the Company's profitability, but management believes an interruption to a portion of the merchandise flow in January and/or February would not result in material, adverse consequences.

The costs associated with the evaluation and modification of its information systems are being expensed as incurred and are not material to the financial position or results of operations of the Company. To date, the Company has not completed a comprehensive contingency plan to address year 2000 non-compliance. Contingency planning is being performed in conjunction with the year 2000 analysis by major information system.


FORWARD-LOOKING STATEMENTS

Certain statements in this quarterly report on Form 10-Q are forward-looking, based on the Company's evaluation of historical information and judgments on future events, based on the best information available at the time.
Underlying these statements are risks and uncertainties which could cause actual results to differ materially from those forward-looking statements.
These risks and uncertainties include, but are not limited to:
i) consumer demand for the Company's soft-apparel merchandise; ii) competitive and consumer demographic shifts within the Company's markets; iii) the Company's access to, and cost of, capital; iv) the Company's ability to locate and open new store locations on a timely and profitable basis; v) the Company's ability to integrate acquired stores into Peebles' overall operations on a timely basis;
vi) the successful management of inventory levels, related costs and selling, general and administrative costs.; and vii) the timely resolution of Year 2000 compliance issues by the Company and its vendors.

PART II

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

a.   Exhibits

        27            Financial Data Schedule

b. Reports on Form 8-K:

        1) September 11, 1998, reporting Item 7, Financial Statements and
               Exhibits


SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                PEEBLES INC.

Date:   December 2, 1998  By   /s/    Michael F. Moorman
                                -------------------------------
                                Michael F. Moorman
                                President and Chief Executive Officer
                                (Principal Executive Officer)

                           By   /s/   E. Randolph Lail
                                --------------------------------
                                E. Randolph Lail
                                Chief Financial Officer, Senior Vice President-Finance, Treasurer and Secretary
                                (Principal Financial Officer)