Form 10-K405
period 1999-01-30
PEEBLES INC
filed 1999-04-28
CIK 804125

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549
                        -----------------------------------

                                    	FORM 10-K

                 	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                          	SECURITIES EXCHANGE ACT OF 1934

                      	For the fiscal year ended January 30, 1999
                                                 ----------------
                          	Commission file number     33-27126
                                                 ----------------

                                   	PEEBLES INC.
               (Exact name of registrant as specified in its charter)

             Virginia                            					54-0332635
     -------------------------                    --------------------
      (State of incorporation)		     	  (I.R.S. Employer Identification No.)


         One Peebles Street
        South Hill, Virginia		                     			23970-5001
    --------------------------------               -----------------
(Address of principal executive offices) 	            (Zip Code)

Registrant's telephone number, including area code (804) 447-5200
                                                  ------------------

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

   	Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

   	State the aggregate market value of the voting stock held by non-affiliates of the registrant $-0- (determined by including all shares of Peebles common stock owned by persons, (1) who hold less than 10% of the outstanding shares of common stock and (2) are not an executive officer of the registrant.
Aggregate value is based upon the estimated fair value of common stock as of
February 1, 1999.)

   	As of April 1, 1999, 1,000 shares of common stock of Peebles Inc. were outstanding.

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

                                    NONE

                                  	PART I
Item 1.  Business.

GENERAL

   	Peebles Inc. and its subsidiaries (together, "Peebles" or the "Company") operate 117 specialty department stores offering predominately soft-apparel, fashion merchandise for the entire family and selected decorative home accessories. Founded in 1891, the Company operates primarily in smaller communities in 15 southeastern and mid-Atlantic states. Peebles positions itself as the leading fashion retailer in these communities, which typically do not have a traditional mall-based department store, and locates its stores in primary shopping destinations in its markets. Peebles offers its customers consistent value by providing a broad assortment of moderately priced national brands supplemented with quality private label merchandise. Peebles' attractive stores and visual presentation, advertising and promotional programs further reinforce its image as the market's fashion leader.

   	Peebles Inc. was acquired by PHC Retail Holding Company ("PHC Retail"), effective May 27, 1995. PHC Retail, a closely held company, has no significant assets other than the shares of Peebles common stock it owns, and had no operations prior to the acquisition. The acquisition was accounted for using the purchase method of accounting, and, accordingly, a new accounting basis was established. The subsidiaries of Peebles Inc. are Carlisle Retailers, Inc. ("Carlisle's"), acquired in May 1996, and operating 6 stores under the Peebles name at January 30, 1999, and Ira A. Watson Co. ("Watson's"), acquired in June 1998, and operating 22 stores under the Watson's name at January 30, 1999.

   	The Company's corporate headquarters is located in South Hill, Virginia. The Company operates two distribution centers, one adjacent to the corporate offices, and the other in Knoxville, Tennessee. The Knoxville facility was acquired in June 1998 in connection with the acquisition of Watson's.

   	References to 1994, 1995, 1996, 1997 and 1998 relate to the Company's fiscal years ended January 28, 1995, February 3, 1996, February 1, 1997, January 31,
1998 and January 30, 1999, respectively.  Fiscal years 1994, 1996, 1997 and
1998 each include 52 weeks.  Fiscal year 1995 consisted of fifty-three weeks, with 17 weeks included in the four-month period ended May 27, 1995 and 36 weeks in the eight-month period ended February 3, 1996.  References herein to 1995 relate to the fifty-three week period ended February 3, 1996.

OPERATING STRATEGY

  	The following are key elements of Peebles' operating strategy:

  	Focus on Small Markets: Peebles locates its stores in smaller communities that typically do not have a traditional mall-based department store, thereby limiting competition and allowing Peebles to be the leading fashion retailer in these communities. The Company believes its ability to successfully operate in markets with as few as 5,000 households is an important competitive advantage over large department stores, which generally cannot profitably operate in such markets. Peebles has operated in small communities for over 100 years and understands its markets and customers.

  	Operate Small Stores with Lower Cost Structure: Peebles, with its focus on small communities, operates stores that are significantly smaller than the traditional full-line department store. Peebles' stores range in size from 10,000 to 65,000 square feet and average
   29,500 gross square feet, 24,500 of which, on average, is devoted to selling. The Company operates profitably despite its smaller stores and lower sales per square foot compared with other department store companies by maintaining a merchandise assortment conducive to consistently higher gross margins, emphasizing strict cost controls and centralizing traditional "back office" store operations.

  	Deliver Fashion to Small Communities: Peebles strives to provide its customers with a shopping experience similar to that found in a larger, mall-based department store. Soft-apparel fashion merchandise is predominate on the selling floor, as the Company emphasizes a broad selection of moderately-priced national brands and private label merchandise, which generally is not available through other retailers in the market. Cosmetics and selected home accessories are the primary compliments to the apparel assortment, as fewer hard-line merchandise categories are offered. Peebles' attractive stores and visual presentation, advertising and promotional programs further reinforce its image as the market's fashion leader.

  	Offer Value to Customers: Peebles emphasizes value pricing and is less promotional than traditional department stores. It is the Company's strategy to use lower initial markons and promote less, thereby maintaining a high level of credibility with its customers. Peebles' commitment to providing value to its customers is integral to developing repeat customers, a critical ingredient for success in smaller markets.

  	Centralize Operations, but Tailor Merchandise Locally: Peebles believes that centralized decision-making, controls and support functions are critical to its cost-efficient operations and enable the Company's store personnel to maximize the time devoted to selling. In contrast, Peebles employs a decentralized approach in merchandising its individual stores. The merchandise mix is tailored to individual stores to cater to local tastes and preferences based on customer and sales associate feedback and sales trends. Buyers and store associates work together to optimize the use of Peebles' smaller selling spaces to meet customer demand and maximize sales.

  	Adapt to Local Real Estate Opportunities: Smaller stores and a flexible store format give the Company the ability to locate in a variety of new or existing sites. As a result, Peebles' growth does not depend upon the development of new malls. Peebles attempts to position its stores in the primary shopping destination in its markets, which are typically strip shopping centers co-anchored by leading discount, grocery and drug retailers. The Company also operates successfully in enclosed malls and downtown locations.

EXPANSION STRATEGY

  	The Company has expanded by opening new stores, acquiring and converting stores and groups of stores, and remodeling or relocating existing stores.
The Company anticipates expanding its operations through the following:

  	Opening New Stores: The Company intends to open six new stores in 1999 and seven new stores in 2000. As of April 1, 1999, the Company had signed five leases for stores scheduled to open in 1999, representing approximately 114,000 in total square footage. The Company's new stores will be located in existing and contiguous markets where it can realize distribution efficiencies and where the Peebles concept and merchandise mix will correspond to local demographics. The Company explores a wider range of real estate options than retailers which rely only on new shopping center development, and actively considers space vacated by other retailers.

  	Remodeling and Relocating Stores: In addition to new store growth, the Company has an ongoing remodeling program, both upgrading existing stores and reallocating selling space to provide its customers a pleasant, fashion-oriented shopping environment for the merchandise mix for that market. The Company successfully relocated three stores in 1997 to the desired shopping destination in that market. In 1998, seven store locations were remodeled and/or had a space reallocation to better meet customer preferences. In 1999, eight stores are scheduled for remodeling and/or space reallocation.

  	Acquisitions: The Company is continually evaluating acquisitions of individual stores, groups of stores or entire chains for opportunities to compliment or expand existing markets. In 1998, 29 of the 33 new store locations were acquired from other retailers. The acquisition of Watson's in June 1998 accounted for 22 new store locations in operation at January 30, 1999. In 1997, 3 of 8 stores were acquired from a retailer exiting those markets and in 1996, 10 of the 14 new stores were acquired.

PEEBLES STORES

  	Peebles stores are designed to create an appealing and satisfying shopping experience for the customer. The layout is bright, modern and accessible, with an emphasis on the visual presentation of the merchandise and the creation of cross-selling opportunities.
   The Company's stores are significantly smaller than the traditional full-line department store and do not have a standard format. Rather, they are designed for operational efficiency, including flexible inventory management adapted to meet the needs of the individual community.

  	The Company targets communities having between 10,000 and 25,000 households, although the Company operates profitably in markets with as few as 5,000 households. In addition, the Company enters larger markets and suburban areas with 25,000 to 40,000 households where the customer base and competitive factors exhibit characteristics similar to markets where the Company's operating strategy has proven successful. The Company prefers to locate its stores in strip shopping centers and enclosed malls where other anchors such as leading grocery, discount and drug retailers will create a destination shopping location. Of the 117 stores currently in operation, 87 are located in strip shopping centers, 22 in enclosed malls and 8 in downtown locations.

MERCHANDISING

  	The Company's merchandise, approximately 80% of which is apparel, is targeted to middle income customers shopping for their families and homes. The Company has fewer departments than a traditional full-line department store, but strives to carry a wide assortment of merchandise within its targeted categories in order to appeal to a broad range of customers. To position itself as the primary fashion retailer in the community with merchandise not found elsewhere in the market, the Company emphasizes moderately-priced national brands supplemented by a limited selection of prestige brand names and a selection of quality private label merchandise. Peebles merchandise is fashion responsive rather than fashion forward, limiting the Company's inventory exposure. The Company's stores carry apparel for the entire family, accessories and cosmetics, and decorative home accessories.

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

  	In 1998, a majority of the merchandise sold by the Company was nationally branded merchandise. Key brands featured by the Company include:

          	Ladies.......	Alfred Dunner, Kellwood, Koret, Liz Claiborne,
                         Etienne Aigner, Item Eyes, Levi Strauss, Hanes, Gloria Vanderbilt, E.M. Lawrence, Playtex,
                         Oak Hill, Halmode Apparel, Woolrich, Michael Blake, Pendleton, Lee, First Options, Shadowline, Periwinkle, Goodman Knitting

          	Men's........	Haggar, Ralph Lauren, Levi, Nike, Van Heusen,
                         Foria International, Bugle Boy, Arrow, Tropical Sportswear

  Young Men's and Juniors...	Levi, Calvin Klein, Tommy Hilfiger Jeans,
                         Union Bay, JNCO by Revatex, Byer of California, Bugle Boy, Currants Jeri-Jo, Fritzi of California, Adidas, Nike

         	Children's....	American Character, HealthTex, Gerson & Gerson,
                         William Carter, Buster Brown, Baby Togs

         	Shoes.........	Reebok, Nike, Maxwell Shoe, Adidas, Keds,
                         Candies, Aerosoles, Brown Shoe, Nunn Bush, G.H. Bass

         	Home..........	Springs, World Bazaars, Frenchtex, Bardwil Industries,
                         Mikasa, Westpoint-Stevens, Crown Crafts, Hollander

         	Cosmetics.....	Estee Lauder, Elizabeth Arden, Clinique,
                         Calvin Klein, Aramis, Paul Sebastian, Liz Claiborne, Fashion Fair

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

  	In order to efficiently utilize its selling space, Peebles tailors the merchandise selection at individual stores. The Company utilizes its knowledge of its markets and customers developed over 107 years, along with input from the store managers and sales associates, to allocate merchandise to the stores. The Company also maintains an inventory tracking system which provides daily information as to sales and inventory levels by store, department, vendor, class, style, size and color. Based on this information, the Company analyzes market trends, identifies fast or slow moving merchandise and makes reordering, reallocation and pricing decisions on a daily basis.

  	Peebles emphasizes value pricing and is less promotional than the traditional department store. It is the Company's pricing strategy to use lower initial mark-ons and promote less, thereby maintaining a high level of credibility with its customers. Peebles' commitment to providing value to its customers is integral to creating repeat customers, a critical ingredient for success in smaller markets. Peebles is committed to offering "Great Fashions, Great Prices, Everyday". With this program, Peebles prices merchandise as low as possible in order to generate sales. Products in this program are marketed through special point of sale displays and are featured in the Company's advertising.

ADVERTISING AND PROMOTION

  	The Company's advertising and promotion strategy is designed to support its marketing goals of providing quality merchandise at value-oriented prices and reinforces the Company's image as the leading fashion retailer in its markets. Peebles primarily utilizes a direct mail program, which in part employs information obtained from its charge card program to target mailings to its charge card holders. The Company emphasizes newspaper advertising and mailers rather than television and radio, due to the size and nature of the markets served. Peebles uses both black and white advertisements and full color mailers to highlight promotional items and events as well as products in its "Great Fashions, Great Prices, Everyday" program.

	  In addition, the Company's advertising and promotional staff organizes special events at the stores and arranges for all Grand Opening and Grand Reopening events. In 1998, the Company continued as an associate sponsor of a racing team in the NASCAR Busch Grand National stock car racing series, which the Company believes will increase its exposure in both existing and potential markets.

  	The Company's net advertising expenses in 1996, 1997 and 1998 were 2.5%, 2.1% and 2.4% of net sales, respectively, which the Company believes is lower than traditional department stores due to emphasis on an everyday fair price policy and a less promotional strategy.

PURCHASING AND DISTRIBUTION

  	The Company employs 34 buyers and 6 merchandise managers who are responsible for most merchandising decisions including purchasing, pricing, sales promotions, inventory allocations and markdowns. While these decisions are made centrally, the Company endeavors to refine its merchandise assortment to appeal to the customers in each market. Peebles' buying staff has developed specific knowledge with regard to purchasing, inventory and promotions for the Company's smaller sized stores. The merchandising group participates in an incentive plan based on sales, gross margin dollars generated and inventory turnover.

  	The Company places special emphasis on maintaining all merchandise in stock, particularly advertised and basic merchandise, to build and maintain credibility with its customers. By monitoring unit sale information by store, buyers are able to quickly determine the styles, colors and sizes of merchandise to be reordered and distributed to individual stores.

  	The Company purchases its merchandise from over 1,200 suppliers and is not dependent on any single source of supply. The Company is a member of Frederick Atkins, Inc., an international cooperative buying service. This cooperative offers members merchandise purchasing opportunities, which the Company has taken advantage of particularly in connection with its imported private label merchandise. During 1997, 1998 and 1999, Frederick Atkins, Inc. was the Company's largest supplier, accounting for retail purchases totaling approximately
15%, 10% and 9%, respectively. Frederick Atkins Inc. is currently downsizing its operations and renegotiating its banking relationships in response to the decrease in the number of members using the services of Frederick Atkins Inc. The reduction in members has been caused by the continuing department store industry consolidation. The Company is evaluating its ability to procure merchandise normally purchased through Frederick Atkins Inc. from other sources. The Company currently believes that any disruption to the flow of merchandise from Frederick Atkins Inc. or replacement sources will not be material to the overall purchasing process or its merchandise mix.

  	Virtually all merchandise is shipped directly from vendors to the Company's distribution centers where it is inspected, sorted, marked, ticketed, packed and shipped to the individual stores. The Company does not warehouse merchandise and has a three-day processing goal through the distribution centers. Merchandise is shipped to each store an average of twice a week on Company-owned trucks.

  	The Company's distribution centers feature modern merchandise handling equipment and are located close to major interstates. Using one eight hour shift at each facility, future growth in existing and contiguous markets can be supported to approximately 200 store locations.

STORE OPERATIONS

  	The Company has structured its store operations to maintain what management believes are key operating advantages, including a thorough knowledge of its customer base, the ability to share information between the stores, and cost efficient operations through centralized decision making.

  	Peebles performs as many traditional "back-office" functions as possible at the corporate level so that store management and sales associates can spend most of their time with customers. Non-sales store personnel are kept to a minimum due to control functions performed at the corporate offices, including sales associate scheduling, customer credit and marking merchandise. All stores use at least 85% of their total payroll hours in a selling capacity.

  	Peebles encourages the participation of all store level management and sales associates in decision making, and management regularly solicits input and suggestions from its employees who are closest to the customer.
In addition to its management information systems, Peebles stays in close contact with store operations through its seven regional managers. Each store manager reports to a regional manager. Regional managers visit their stores regularly to review merchandise presentation, personnel training and performance, enforcement of the Company's security procedures and adherence to Company operating procedures. Each quarter, corporate merchandising and operations executives meet with the regional managers to share information.

  	The Company conducts a management training program, where on-the-job training with seasoned store management and regional managers is coordinated with instruction at the Company's corporate headquarters. The Company stresses promotion from within, and substantially all of the current store managers have been selected in this manner.

  	Most stores typically employ several assistant managers and approximately 30 sales associates, a number of whom are part-time. All Peebles' store personnel, including assistant store managers and sales associates, participate in incentive plans. The Company uses periodic productivity reports and personal reviews to inform each employee of his or her performance.

PEEBLES CHARGE CARD

  	In 1996, 1997 and 1998, 37.1%, 34.3% and 28.5%, respectively, of net sales were made using the Company's proprietary credit card. As of January 30, 1999, the Company had approximately 714,000 credit card accounts, of which 178,000 were billed that month.

  	Peebles' charge card sales represent an important element in its marketing strategy because the Company believes that Peebles charge card holders generally constitute its most loyal and active customers. Peebles charge transactions are captured through store point-of-sale terminals and transmitted directly to the corporate credit mainframe computer system, where Peebles charge customer account information is updated. This information is used to bill accounts as well as to provide marketing information regarding purchasing habits and merchandise preferences.
The Company uses this data to develop segmented advertising and promotional programs to reach specific groups of customers who have established purchasing patterns for certain brands, departments and store locations.

  	Peebles administers all aspects of its credit card program in-house. The extension of credit is governed by risk models and matrices, which are developed and reviewed by corporate credit executives. Through a communication network linking the store locations to the corporate office and a credit bureau, in-store credit applications are scored within minutes and the actual credit limit is assigned and available for purchases. Inquiries by Peebles charge customers and in-store associates are answered by a corporate customer service department. Monthly customer statements are produced at the corporate office and, when prepared for mailing, can be combined with selective promotional material or delinquency notices. Management believes this in-house credit program provides the Company with an important customer relations advantage over competing retailers which administer their credit programs from remote processing locations or contract for such services from unrelated third parties.

  	The Company's credit plans provide for the option of paying in full within 28 days of the billed date with no finance charge or with revolving credit terms. Terms of the short-term revolving charge accounts require customers to make minimum monthly payments in accordance with prescribed schedules. Peebles bears the risk of collecting its credit card receivables. Peebles believes its credit card program has had a positive impact on net income.

  	The following table presents a summary of information relating to the Company's charge card sales and receivables (dollars in thousands):

                                                   Period-End Allowance
                 Net Bad Debt Expenses             For Doubtful Accounts
                 ---------------------             ---------------------
                                      Period-
                                      End Total-
        Charge           % of Chg     Customer                % of Total
Years    Sales   Amount    Sales      Receivables    Amount   Receivables

1996....$72,086  $1,192   1.7%         $33,286       $1,224      3.7%
1997.... 74,657   1,327   1.8%          32,981        1,400      4.2%
1998.... 75,601   1,330   1.8%          35,195        1,700      4.8%

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

  	For a discussion of the Company's year 2000 initiatives, see "Management's Discussion and Analysis of Financial Condition and Results of Operations" included on page F-14 of this annual report on form 10-K.

EMPLOYEES

  	At January 30, 1999, the Company had 1,695 full-time employees and 2,085 part-time employees. None of the Company's employees is covered by a collective bargaining agreement. The Company considers its relations with its employees to be good.

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

TRADEMARKS

	The Peebles name is registered as a trademark and a servicemark of the Company. Additionally, the Company has registered several merchandise labels as trademarks under which it sells quality merchandise such as Cape Classic, Private Expressions, Meherrin River Outfitters, Harmony Grove, and Sonoma Bay.

REGULATION

	The Company is subject to federal, state and local laws and regulations affecting retail department stores generally. The Company believes that it is in substantial compliance with these laws and regulations.

Item 2.  Properties.

	All but one of the Company's stores are leased, and most of the leases contain renewal options. In gross square footage, the stores range in size from 10,000 square feet to 65,000 square feet, and average 29,500 square feet. In net selling square footage by state at January 30, 1999, the Company's stores were as follows:

    State     Stores      Net SQ Ft       State      Stores     Net SQ Ft

  Virginia      35         774,080     Pennsylvania     5        117,581
  Tennessee     14         369,393     Ohio             4         79,525
North Carolina  12         250,231     New York         3         84,983
  Kentucky      11         297,083     Delaware         3         80,611
  Maryland       8         250,838     New Jersey       2         52,807
West Virginia    6         130,580     Indiana          2         49,614
  Alabama        6         107,039     Missouri         1         24,625
South Carolina   5         132,905

                                          Totals      117      2,801,805

  	Store leases generally provide for a base rent of between $1.00 and $8.00 per square foot per year. Most leases also have formulas requiring the payment of additional rent based on a percentage of net sales above specified levels. In 1996, 1997 and 1998, the Company's aggregate rental payments on operating leases were approximately $8.2 million, $9.4 million and $12.5 million, respectively.

	  The Company's owns, subject to deeds of trust and security interests granted in connection with the Company's Credit Agreement, i) the corporate headquarters and the 150,000 square foot distribution center facility located on 31 acres in South Hill, Virginia; and ii) the 100,000 square foot distribution center in Knoxville, Tennessee. The Company believes these locations provide the Company with adequate undeveloped space to expand the corporate headquarters and/or distribution centers to meet future growth requirements.

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

Item 4.   Submission of Matters to a Vote of Security Holders.

              None

                                					PART II

Item 5.   Market for Registrant's Common Equity and Related Stockholder Matters.

MARKET INFORMATION

  	All of the Company's common stock is owned by PHC Retail Holding Company. See Item 12. "Security Ownership of Certain Beneficial Owners and
Management." There is no existing market for the Common Stock, nor is the Common Stock listed or traded on any exchange or other market. All currently outstanding shares of common stock were issued pursuant to exemptions from registration under the Securities Act of 1933, as amended (the "Act"), and any resale of such shares of Common Stock can only be made pursuant to an effective registration statement or an exemption from the registration requirements of the Act.

DIVIDENDS

  	The Company does not currently pay any dividends on its Common Stock. The Company's Credit Agreement prohibits the payment of dividends absent the consent of the lender. Accordingly, the Company does not intend to pay any dividends to the holders of the Common Stock in the foreseeable future.

Item 6.   Selected Financial Data.

  	The following selected historical consolidated financial data for Peebles for the five fiscal years ended January 31, 1998 are derived from the Company's audited consolidated financial statements. Effective May 27, 1995,
PHC Retail Holding Company ("PHC Retail") acquired the entire equity interest of Peebles Inc. (the "1995 Acquisition"). The 1995 Acquisition was accounted for as a purchase; and accordingly, a new basis of accounting was begun. As a result, the consolidated financial data for the periods subsequent to the 1995 Acquisition is not comparable to the consolidated financial data for the prior periods. The data should be read in conjunction with the consolidated financial statements, related notes and other financial information included on Page F-0 of this annual report on Form 10-K.

(Dollars in thousands except per share and selected other data)


                     Fiscal Year   Four-Month   Eight-Month  Fiscal Year  Fiscal Year  Fiscal Year
                        Ended     Period Ended  Period Ended    Ended        Ended        Ended
                      January 28,    May 27,     February 3,  February 1, January 31,   January 30,
                         1995         1995          1996         1997         1998         1999

                        (Pre-1995 Acquisition)    (Post 1995 Acquisition)

Income Statement Data:
Net sales             $167,662       $49,163      $126,501     $194,206     $217,694     $265,215
Cost of sales           98,066        29,935        72,994      116,236      130,820      159,067
                      --------       -------      --------     --------     --------      -------
Gross margin            69,596        19,228        53,507       77,970       86,874      106,148
Selling, general and
  administrative
  expenses              45,205        14,639        33,275       54,400       60,324       76,402
Depreciation and
  amortization           6,729         2,349         4,339        7,499        6,648        8,057
Stock option settlement    ---         3,089           ---          ---          ---          ---
Asset impairment
  revaluation              ---           ---           ---       20,782          ---          ---
                     ---------       -------      --------     --------      -------      -------
Operating income
  (loss)                17,662          (849)       15,893       (4,711)      19,902       21,689
Other income
  (expenses)               131            77           (52)         687          444            9
Interest expense         4,569         1,414         6,565        9,148        9,609       10,804
                     ---------       -------      --------     --------      -------      -------
Income (loss) before
  income taxes
  (benefit) and
  extraordinary item    13,224        (2,186)        9,276      (13,172)      10,737       10,894
Income taxes (benefit)   5,747          (874)        4,246        1,743        4,687        4,837
                     ---------       -------      --------     --------      -------      -------
Income (loss) before
  extraordinary item     7,477        (1,312)        5,030      (14,915)       6,050        6,057
Extraordinary item         ---          (216)          ---          ---          ---          ---
                     ---------       -------      --------     --------      -------      -------
Net income (loss)      $ 7,477       $(1,528)     $  5,030     $(14,915)     $ 6,050      $ 6,057
                     =========       =======      ========     ========      =======      =======
Net income (loss)
  per share            $  2.54       $  (.52)     $  5,030     $(14,915)     $ 6,050      $ 6,057
Average common
  stock and common
  stock equivalents
  outstanding        2,940,281     2,942,600         1,000        1,000        1,000        1,000


Selected other data:                     Twelve Month Data
Net sales per store
   (000's) (1)        $ 3,189               $ 3,032             $ 2,921      $ 2,835      $ 2,750
Selling sq. ft. per
   store (1)           26,000                26,300              26,032       24,550       24,305
Net sales per selling
   sq. ft. (2)           $117                  $112                $108         $113         $113
Comparable store net
   sales increase
   (decrease) (1)         4.6%           (5)   (1.0%)        (6)   (1.3%)        5.3%         0.9%
Number of stores
   (end of period)         58                    65                  77           84          117
Total selling sq. ft.
   (end of period)   1,510,000            1,649,000           1,893,000     2,004,000    2,802,000
Capital expenditures
    (000's)             $8,454               $8,094              $8,783      $10,226       $13,394

Balance Sheet Data:   January 28,       February 3, 1996      February 1,   January 31,   January 30,
                         1995                                    1997           1998          1999

                                    (Post 1995 Acquisition)
Working capital        $ 49,872             $ 48,395           $ 58,213     $ 63,459      $ 75,794
Net property and
  equipment              28,951               33,308             33,460       38,749        51,949
Total assets            148,954              165,553            163,568      172,456       208,286
Total debt (3)           41,955               76,778             90,962       87,299       110,921
Stockholders' equity (4) 82,234               64,338             49,423       55,473        61,530

Selected Financial Data Footnote Legend
N/M*- Not meaningful.

(1)    Only reflects data for comparable stores.  Comparable stores for the current year are those stores which were open for the entire period in the immediately preceding year.

(2)    Net sales per selling square feet per store is based on stores open one full year.

(3)    Includes the long-term portion of the capital lease obligations and the current portion of long-term debt.

(4)    Retained earnings, included in stockholders' equity has been adjusted to zero on February 1,
       1992 and May 27, 1995.  On February 1, 1992, an accumulated deficit of $10,477 was eliminated in a quasi-reorganization resulting from the recapitalization of the Company.  On May 27, 1995, accumulated earnings of $16,022 were eliminated in purchase accounting.

(5)    Comparable store net sales decreased 1% comparing the 53-week period ended February 3,
       1996 versus the 52-week period ended January 28, 1995.  Comparing the 53-week period ended February 3,
       1996 to the corresponding 53-week period ended February 4, 1995, comparable store net sales decreased 2%.

(6)    Comparable store net sales decreased 1.3% comparing the 52-week period ended February 1, 1997 versus the 53-week period ended February 3, 1996.  Comparable store net sales remained the same comparing the
       52-week period ended February 1, 1997 versus the 52 week period ended February 3, 1996.


Item 7.  Management's Discussion and Analysis of Financial Condition and
           Results of Operations.

  	The discussion and analysis included under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" appears on Page F-14 of this annual report on Form 10-K.

Item 7A.  Quantitative and Qualitative Disclosures about Market Risk

	  Information with respect to this Item is included under the caption "Market Risk" on Page F-17 of this annual report on Form 10-K.

Item 8.  Financial Statements and Supplementary Data.

	  Information with respect to this Item is contained in the consolidated financial statements indicated on the indices on Page F-0 of this annual report on Form 10-K.

Item 9.  Changes in and Disagreements with Accountants on Accounting and
            Financial Disclosure.

                                    NONE

                                  PART III

Item 10.  Directors and Executive Officers of the Registrant.

	  The Company's executive officers and Directors, their ages, positions and years with the Company are as follows:


                                                                 Years with
Name                  Age   Position                             the Company

Michael F. Moorman     56   Chairman of the Board, President
                            and Chief Executive Officer               35
Ronnie W. Palmore      50   Senior Vice President, Merchandising
                            and Assistant Secretary                   26
Russell A. Lundy, Sr.  63   Senior Vice President, Stores             45
E. Randolph Lail       43   Senior Vice President, Finance, Chief
                            Financial Officer, Secretary and
                            Treasurer                                 11
Marvin H. Thomas, Jr.  43   Senior Vice President, Operations         20
William C. DeRusha     49   Director                                   7
Malcolm S. McDonald    60   Director                                   7
Wellford L. Sanders, Jr. 53 Director                                   6
Thomas R. Wall, IV     40   Director                                   4
Frank T. Nickell       51   Director                                   4

  	Michael F. Moorman has been Chairman of the Board, Chief Executive Officer, President and a Director of PHC Retail since June 9, 1995. Mr. Moorman has also been Chairman of the Board and a Director of the Company since September 1989, Chief Executive Officer of the Company since May 1989 and President of the Company since June 1988. Prior thereto, Mr. Moorman served as Chief Financial Officer and Treasurer of the Company from August 1989 to June 1992 and Secretary of the Company from August 1989 to June 1990. Mr. Moorman has been employed by the Company in various positions since 1964. Mr. Moorman has been a Director of the Company since 1977.

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

  	E. Randolph Lail has been Senior Vice President, Finance, Chief Financial Officer, Secretary and Treasurer of PHC Retail since June 9, 1995. Mr. Lail has also been Senior Vice President, Finance of the Company since June 1993, Chief Financial Officer and Treasurer of the Company since June
1992 and Secretary of the Company since June 1990.   Mr. Lail served as Vice
President, Finance of the Company from June 1990 to June 1993 and as Controller of the Company from January 1988 to June 1990. Mr. Lail is a has been employed by the Company since January 1988.

  	Marvin H. Thomas, Jr. has been Senior Vice President, Operations of PHC Retail since June 9, 1995 and of the Company since June 1993. Mr. Thomas served as Vice President, Operations of the Company from June 1990 to June
1993 and Vice President, Merchandise Manager of the Company from May 1988 to June 1990. Mr. Thomas has been employed by the Company in various positions since 1979.

   William C. DeRusha has been a Director of PHC Retail since June 9, 1995 and of the Company since March 1992. Mr. DeRusha is Chairman of the Board and Chief Executive Officer and a director of Heilig-Meyers Company.

  	Malcolm S. McDonald has been a Director of PHC Retail since June 9, 1995 and of the Company since April 1992. Mr. McDonald has retired from First
Union National Bank VA/MD/DC. From December 1996 until November 1997, Mr. McDonald was Chairman of the Board and Chief Executive Officer of Signet
Banking Corporation.  From May 1996 to December 1996, Mr. McDonald was
President and Chief Executive Officer of Signet Banking Corporation. Prior to May 1996 he was President and Chief Operating Officer of Signet Banking Corporation. Mr. McDonald is a director of First Union Corporation.

  	Wellford L. Sanders, Jr. has been a Director of PHC Retail since June 9, 1995 and of the Company since February 1992. Mr. Sanders is a Managing
Director of Bowles Hollowell Conner, a division of First Union Capital
Markets Corp. Until April 1997, Mr. Sanders was a partner in the law firm of McGuire, Woods, Battle & Boothe, L.L.P. Mr. Sanders is a director of Catherines Stores Corporation.

  	Thomas R. Wall, IV has been a Director of PHC Retail and the Company since June 9, 1995. Mr. Wall has been Managing Director of Kelso & Company since 1990 and prior thereto a General Partner of Kelso since 1989. Mr. Wall is also a director of AMF Bowling Inc., Consolidated Vision Group, Inc., Cygnus Publishing, Inc., iXL Enterprises, Inc., Mitchell Supreme Fuel Company, Mosler Inc., TransDigm, Inc. and 21st Century Newspapers, Inc.

  	Frank T. Nickell has been a Director of PHC Retail and the Company since June 9, 1995. Mr. Nickell has been President and a director of Kelso &
Company since March 1989 and Chief Executive Officer since September 1997.
March 1989. He is also a director of Earle M. Jorgensen Company and The Bear and Stearns Companies Inc.

  	Executive officers of Peebles are elected annually and serve at the discretion of the Board of Directors.

DIRECTORS COMPENSATION

  	Mr. DeRusha, Mr. McDonald and Mr. Sanders are paid an annual retainer of $20,000, payable quarterly in arrears. No other Director is paid a fee for serving as a Director. All Directors are reimbursed for expenses incurred in attending meetings of the Board of Directors.

AGREEMENTS TO INDEMNIFY.

  	Peebles has entered into agreements with each of its Directors and officers of Peebles pursuant to which Peebles has agreed to indemnify such Director or officer from claims, liabilities, damages, expenses, losses, costs, penalties or amounts paid in settlement incurred by such Director or officer and arising out of his capacity as a Director, officer, employee and/or agent of the corporation of which he is a director or officer to the maximum extent provided by applicable law. In addition, such Director or officer shall be entitled to an advance of expenses to the maximum extent authorized or permitted by law to meet the obligations indemnified against. Such agreements also obligate the Company to purchase and maintain insurance for the benefit and on behalf of its Directors and officers insuring against all liabilities that may be incurred by such director or officer, in or arising out of his capacity as a director, officer, employee and/or agent of the Company.

ITEM 11.   EXECUTIVE COMPENSATION

  	The following tables set forth a summary of compensation paid by the Company to its five highest paid executive officers (the "Named Executives") during 1996, 1997 and 1998.

                              Summary Compensation Table
                                                                        Long-Term Compensation
                                                                         Awards        Payout
                                                                        -----------  ----------
                               Annual Compensation                       Number of
                                                         Other Annual     Options/    Long-term
Name and Principal             Salary     Bonus ($)      Compensation    Warrants  Incentive Plan
    Position           Year     ($)(1)     (1),(2)            ($)(3)       Granted     Payouts ($)
------------------    ------   --------    ---------      -------------   ---------  --------------
Michael F. Moorman
Chairman of the Board, 1998    $328,651    $326,706        $      --            --        --
President and Chief    1997     286,354     177,655               --            --        --
Executive Officer      1996     270,954          --               --            --        --

Ronnie W. Palmore
Senior Vice President, 1998    $179,993    $ 64,460        $      --            --        --
Merchandising and      1997     156,973      48,811               --            --        --
Assistant Secretary    1996     150,838       8,050               --            --        --

Russell A. Lundy, Sr.  1998    $139,364    $ 50,490        $      --            --        --
Senior Vice President, 1997     126,200      41,856               --            --        --
Stores                 1996     121,013      11,758               --            --        --

E. Randolph Lail
Senior Vice President, 1998    $149,203    $ 72,888        $   1,079            --        --
Finance, CFO,          1997     130,048      36,749            1,264            --        --
Secretary and Treasurer1996     122,254       9,375            1,268            --        --

Marvin H. Thomas, Jr.  1998    $111,959    $ 38,159        $     877            --        --
Senior Vice President, 1997      99,325      29,118            1,027            --        --
Operations             1996      95,425       6,382            1,030            --        --
--------------------------------------------------------

(1)	Salary and bonus amounts for 1996, 1997 and 1998 include tax-deferred contributions of compensation to the Peebles Inc. 401(k) Profit Sharing Plan. Also included in the salary amounts for 1998 and the bonus amounts for 1997 and 1998 are the matching contributions made by the Company on behalf of the Named Executives to the Peebles Inc. 401(k) Profit Sharing Plan.
(2)	Bonus amounts for each of the Named Executives include the accrued bonus earned under the Company's annual incentive plans for the years shown.
(3)	The amounts shown reflect the current value of the benefit to Mr. Lail and Mr. Thomas, respectively, of the portion of premiums paid by the Company with respect to a split dollar insurance arrangement. The benefit was determined for each year by calculating the time value of money (including the applicable long term federal funds rate) of the premium paid by the Company in the years shown ($18,729 for Mr. Lail and $15,221 for Mr. Thomas per year).

	   OPTION GRANT TABLE. There were no options granted by the Company to the Named Executives during 1998.

   	OPTION EXERCISE TABLE. The following table sets forth information concerning the exercise of stock options during 1998 by each of the Named Executives and the year end value of unexercised options.

                          Options Exercised in 1998
                     -----------------------------------
Individual Grants
                                                                        Number of          Value of
                                                                       Unexercised    Unexercised In-the
                                                                     Options at Year     Money Options
                                                   Value                    End           at Year end
                             Shares Acquired      Realized            Exercisable/         Exercisable/
Name and Principal Position   on Exercise (1)        ($)              Unexercisable(2)   Unexercisable($)
---------------------------  ---------------      --------            ----------------   ---------------
Michael F. Moorman              0                  $0                    0                $0
Chairman of the Board,
President and Chief Executive
Officer

Ronnie W. Palmore               0                   0                    0                 0
Senior Vice President,
Merchandising, Assistant
Secretary

Russell A. Lundy, Sr.           0                   0                    0                 0
Senior Vice President, Stores

E. Randolph Lail                0                   0                    0                 0
Senior Vice President, Finance
Chief Financial Officer,
Secretary and Treasurer

Marvin H. Thomas, Jr.           0                   0                    0                 0
Senior Vice President, Operations
_______________________________________

(1)	There were no stock options exercised by the Named Executives in 1998.
(2)	There were no unexercised options at year end.

  	As of the fiscal year ended January 30, 1999 there were no projected long-term incentive payouts.

PENSION PLAN

  	The following table shows the annual benefit payable upon normal retirement at age 65 to persons in specified earnings and years of service classifications under the Employee's Retirement Plan of Peebles Inc. (the "Pension Plan"). Effective for the Pension Plan's 1998 plan year, the Internal Revenue Code limited the amount of earnings that could be taken into account for purposes of calculating benefits to $160,000, and limited the maximum annual benefit which could be paid from the Plan to any participant to $130,000. The benefits shown below do not reflect these limits.

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

  	Benefits under the Pension Plan are based on a designated percentage of the participant's average earnings for the participant's five highest years of earnings, weighted according to years of credited service, and integrated with Social Security covered compensation. Earnings are based on the participant's total taxable wages for the year, including certain pre-tax contributions to employee benefit plans, but excluding reimbursements, certain expense allowances, deferred compensation, welfare and fringe benefits. For Pension Plan purposes, earnings for the Named Executives are substantially the same as the amounts listed in the Summary Compensation
Table.  Benefits are computed on a straight life annuity basis.

  	The accrued benefits under the Plan for Mr. Moorman, Mr. Palmore,
Mr. Lail, Mr. Thomas and certain other employees were frozen and transferred from the Plan to a newly established defined benefit pension plan ("Pension Plan II") effective as of February 1, 1998. Pension Plan II was terminated effective as of May 1, 1998, and each participant's accrued benefits were distributed from Pension Plan II on or before January 31, 1999. As a result, Mr. Moorman, Mr. Palmore, Mr. Lail and Mr. Thomas have no accrued benefits under either the Pension Plan or Pension Plan II. Mr. Lundy, Sr. continues to be covered and have an accrued benefit under the Pension Plan.


  	The estimated years of credited years as of normal retirement at age 65 for purposes of computing benefits under the Pension Plan for the Named Executives are: Mr. Moorman, 44 years; Mr. Palmore, 42 years; Mr. Lundy,
Sr., 47 years; Mr. Thomas, 41 years; and Mr. Lail, 32 years.

  	The Company maintains a supplemental benefits program designed to provide certain key executives retirement benefits. The Executive Employee
Supplemental Retirement Plan (the "SERP"), maintained for certain designated executives, includes Mr. Moorman, Mr. Palmore, and Mr. Lundy, Sr. The SERP is a non-qualified retirement plan that provides each participant with a lump sum benefit based on 60% of the participant's earnings during the five consecutive calendar years which produce the highest average reduced by the sum of the benefits payable to the participant under the Pension Plan, Executive Employee Benefit Restoration Plan (the "Restoration Plan") and
Social Security. Benefits under the SERP are fully vested upon the earliest of the participant's completion of five years of service with the Company, the participant's permanent disability or the date on which there is a change of control of the Company. The Restoration Plan is a non-qualified plan designed to provide supplemental benefits to certain employees, including
Mr. Moorman, whose accrued benefits under the Pension Plan were transfered and distributed from the Pension Plan II. The benefit under the Restoration
Plan is payable in a single lump sum. A participant's benefits are forfeited under the SERP and Restoration Plan if his employment is terminated for cause.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

	The Company has a Compensation Committee of the Board of Directors. For 1998, the Board of Directors established compensation for the Company's officers for such year. Michael F. Moorman, the sole officer or employee of the Company who is also a member of the Board of Directors, made recommendations to the Board of Directors concerning executive compensation but did not otherwise participate in or vote upon the executive compensation decisions made by the Board of Directors for such year. Mr. Moorman is not a member of the Compensation Committee. No interlocking relationship currently exists between any member of the Compensation Committee and any member of any other company's board of directors or compensation committee, nor did any such interlocking relationship exist during 1998.

CERTAIN RELATIONSHIPS

	  Frank T. Nickell and Thomas R. Wall, IV, members of the Board of Directors of the Company, are affiliated with Kelso & Company, which rendered management services to the Company during 1998.  From time to time Kelso & Company has provided financial advice to the Company for which the Company has reimbursed certain of Kelso & Company's expenses.

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

Item 12.  Security Ownership of Certain Beneficial Owners and Management.

  	All of the outstanding common stock of the Company is owned by PHC Retail. The following table sets forth certain information regarding the beneficial ownership of Common Stock of PHC Retail, as of April 1, 1999, by (a) each person known by the Company to be the beneficial owner of more than 5% of the outstanding shares of Common Stock, (b) each of the Company's Directors and Named Executives who owns shares of Common Stock and (c) all Directors and Named Executives of the Company as a group. Unless otherwise noted in the footnotes to the table, the persons named in the table have sole voting and investing power with respect to all shares of Common Stock indicated as being beneficially owned by them.

CAPITAL STOCK OF PHC RETAIL

                                          Shares of Voting               Shares of
                                                Common       Percent     Nonvoting     Percent of
   Name of Beneficial Owner (1)                 Stock        of Class   Common Stock      Class
Kelso Investment Associates V, L.P. (2),(3)   1,803,693 (3)   90.46            0             0
Kelso Equity Partners V, L.P.   (2),(3)          52,973        2.66            0             0
Michael F. Moorman (6)                           49,583        2.49            0             0
Ronnie W. Palmore (6)                            14,051           *            0             0
Russell A. Lundy, Sr. (6)                         9,730           *            0             0
E. Randolph Lail (6)                              7,050           *            0             0
Marvin H. Thomas, Jr. (6)                         5,536           *            0             0
William C. DeRusha                                    0           0        2,000          8.17
Malcolm S. McDonald                                   0           0        2,000          8.17
Wellford L. Sanders, Jr.                              0           0        2,500         10.22
Joseph S. Schuchert   (2),(3)                 1,856,666 (3)   93.12            0             0
Frank T. Nickell   (2),(3)                    1,873,514 (4)(5)93.96            0             0
George E. Matelich   (2),(3)                  1,856,666 (3)   93.12            0             0
Thomas R. Wall, IV   (2),(3)                  1,873,514 (4)(5)93.96            0             0
Michael B. Goldberg (2),(3)                   1,856,666 (3)   93.12            0             0
All Directors and Named Executives
  as a group (10 persons) (6)                 1,959,464       98.27        6,500         26.56

* Less than 1 Percent

(1)	The information as to beneficial ownership is based on statements furnished to the Company by the beneficial owners.  As used in this table, "beneficial ownership" means the sole or shared power to vote, or direct the voting of a security, or the sole or shared investment power with respect to a security (i.e., the power to dispose of, or direct the disposition
    of).  A person is deemed as of any date to have "beneficial ownership" of any security that such person has the right to acquire within 60 days after such date.  For purposes of computing the percentage of outstanding shares held by each person named above, any security that such person has the right to acquire within 60 days of the date of calculation is deemed to be outstanding but is not deemed to be outstanding for purposes  of computing the percentage of any other person.

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

(6) Includes unexercised vested stock options for the purchase of PHC Common Stock in the amount of 14,583, 4,583, 3,230, 3,750, and 2,395 for Messrs. Moorman, Palmore, Lundy,
    Lail and Thomas, respectively.

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

            Information with respect to this Item is contained in the consolidated financial statements indicated on the indicies on page F-0 of this annual report on Form 10-K.

	   		2.	Financial statement schedules.

            Schedule II Valuation and Qualifying Accounts appears in Note I on page F-13 of this annual report on Form 10-K;

            All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted.

	   		3.	Exhibits.

            The exhibits listed on the accompanying index to exhibits are filed as part of this annual report on Form 10-K.

		(b)	Reports on Form 8-K.

               NONE

		(c)	Exhibits.

	2.1***		  Form of Agreement and Plan of Merger dated April 3, 1995
           among PHC Retail Holding Company, Peebles Acquisition Corp. and
           Peebles Inc., exclusive of exhibits and schedules.  The Registrant hereby undertakes to furnish to the Commission supplementally upon request a copy of any omitted exhibit or schedule.
	3.1+		    Form of Amended and Restated Articles of Incorporation of Peebles
           Inc.
	3.2+		    Form of Amended and Restated Bylaws of Peebles Inc.
	3.3***		  Amendment to Amended and Restated Articles of Incorporation dated
           May 3, 1993
	3.4*+		   Amendment to Amended and Restated Bylaws of Peebles Inc.dated
           June 9, 1995.
	3.5*+		   Amendment to Amended and Restated Articles of Incorporation dated
           June 9, 1995
	10.1**+	  Amended and Restated Credit Agreement, dated as of June 29,
           1998 by and among Peebles Inc., Fleet Bank, N.A., as agent, and the financial institutions as parties thereto, exclusive of exhibits and schedules.  The Registrant hereby undertakes to furnish the
           Commission supplementally upon request a copy of any omitted exhibit or schedule.
	10.8***	  Standard Service Agreement, as amended, dated January 17,
           1995 between Frederick Atkins, Incorporated and Peebles Inc.
	10.11*+	  Form of Indemnification, Guarantee and Contribution Agreement
           dated as of August 23, 1995  PHC Retail Holding Company, Peebles
           Inc. and each of the directors and officers of Peebles Inc.
	21		      Subsidiaries of the Registrant.
	27		      Financial Data Schedule
	____________________________
	*		    Incorporated by reference from the Registration Statement of PBL and
          Peebles on Form S-1 (Registration No. 33-27126), which was declared effective by the Commission on July 14, 1989.
	+		    Incorporated by reference from the Form 10-K of the Company for the fiscal year ended February 1, 1992.
	***		  Incorporated by reference from the Form 10-K of the Company for the fiscal year ended January 28, 1995.
	*+		   Incorporated by reference from the Form 10-K of the Company for the fiscal year ended February 3, 1996.
	**+		  Incorporated by reference from Exhibit 10.68 to the Company's
          Quarterly Report on Form 10-Q for the quarter ended August 1, 1998.

 		(d)	Financial Statement Schedules

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

	               PEEBLES INC.
    ---------------------------------
               (Registrant)

	By    /s/  Michael F. Moorman             			Date: 	April 21, 1999
       ------------------------------
	       Michael F. Moorman, President
	       and Chief Executive Officer
	       (Principal Executive Officer)

	By   /s/  E. Randolph Lail                			Date: 	April 21, 1999
      -------------------------------
	       E. Randolph Lail, Senior Vice President
	       Finance, CFO, (Principal Financial
	       and Accounting Officer)

  		Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

	By  /s/ Wellford L. Sanders, Jr         					Date: 	April 21, 1999
     --------------------------------
	      Wellford L. Sanders, Jr., Director

	By  /s/ William C. DeRusha              					Date: 	April 21, 1999
     --------------------------------
	      William C. DeRusha, Director

	By  /s/ Malcolm S. McDonald             					Date: 	April 21, 1999
     --------------------------------
	      Malcolm S. McDonald, Director

	By  /s/ Frank T. Nickell               						Date: 	April 21, 1999
     --------------------------------
	      Frank T. Nickell, Director

	By  /s/ Thomas R. Wall                 						Date: 	April 21, 1999
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

                                                               Exhibit 21
                         Subsidiaries of Registrant

Name of Subsidiary                        Jurisdiction in which organized

Carlisle Retailers, Inc.                             Ohio
Ira A. Watson, Co.                                   Delaware

Audited Consolidated Financial Statements
PEEBLES INC. AND SUBSIDIARIES
January 30, 1999



Report of Independent Auditors                                      F-1

Consolidated Balance Sheets                                         F-2

Consolidated Statements of Income                                   F-3

Consolidated Statements of Changes in Stockholders' Equity          F-4

Consolidated Statements of Cash Flows                               F-5

Notes to Consolidated Financial Statements                          F-6

Management's Discussion and Analysis of Financial Condition
   and Results of Operations                                       F-14

Report of Ernst & Young LLP, Independent Auditors


Board of Directors
Peebles Inc.


We have audited the accompanying consolidated balance sheets of Peebles Inc. and subsidiaries as of January 30, 1999 and January 31, 1998, and the related consolidated statements of income, changes in stockholders' equity, and cash flows for each of the three fiscal years in the period ended January 30, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Peebles Inc. and subsidiaries at January 30, 1999 and January 31, 1998, and the consolidated results of their operations and their cash flows for each of the three fiscal years in the period ended January 30, 1999 in conformity with generally accepted accounting principles.



                                                  /s/  Ernst & Young LLP
                                                  -----------------------

Richmond, Virginia
March 8, 1999

CONSOLIDATED BALANCE SHEETS
PEEBLES INC. AND SUBSIDIARIES
(in thousands, except shares and per share amounts)

                                  January 30, 1999          January 31, 1998
                                  ----------------          ----------------
ASSETS
CURRENT ASSETS
   Cash                               $      64                   $    432
   Accounts receivable, net              33,495                     31,581
   Merchandise inventories               71,362                     57,967
   Prepaid expenses                       1,084                      1,145
   Income taxes receivable                1,045                        303
   Other                                  1,289                        773
                                       --------                    -------
      TOTAL CURRENT ASSETS              108,339                     92,201

PROPERTY AND EQUIPMENT
   Fixtures and equipment                65,456                     50,588
   Land and building                     14,734                     10,348
   Leasehold improvements                 1,725                      1,725
                                       --------                    -------
                                         81,915                     62,661
                                       --------                    -------
   Accumulated depreciation and
     amortization                        29,966                     23,912
                                       --------                    -------
                                         51,949                     38,749
OTHER ASSETS
   Excess of cost over net assets
     acquired, net                       41,017                     35,460
   Deferred financing costs, net          3,289                      2,442
   Sundry                                 3,692                      3,604
                                       --------                    -------
                                         47,998                     41,506
                                       --------                    -------
                                       $208,286                   $172,456
                                       ========                   ========
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
   Accounts payable                    $ 17,516                   $ 13,606
   Accrued compensation and other
     expenses                             6,625                      5,055
   Deferred income taxes                  2,433                      4,592
   Current maturities of long-term debt   3,700                      4,083
   Other                                  2,271                      1,406
                                       --------                    -------
      TOTAL CURRENT LIABILITIES          32,545                     28,742
LONG-TERM DEBT                          106,325                     82,077
LONG-TERM CAPITAL LEASE OBLIGATIONS         896                      1,139
DEFERRED INCOME TAXES                     6,990                      5,025
STOCKHOLDERS' EQUITY
   Preferred stock--no par value,
     authorized 1,000,000 shares, none
     issued or outstanding                   --                         --
   Common stock--par value $.10 per share,
     authorized 5,000,000 shares, 1,000
     issued and outstanding                   1                          1
   Additional capital                    59,307                     59,307
   Retained earnings (deficit):
     accumulated from May 27, 1995        2,222                     (3,835)
                                       --------                    -------
                                         61,530                     55,473
                                       --------                    -------
                                       $208,286                   $172,456
                                       ========                    =======

See notes to consolidated financial statements

CONSOLIDATED STATEMENTS OF INCOME
PEEBLES INC. AND SUBSIDIARIES
(in thousands, except shares and per share amounts)

                                                      Fiscal Years Ended
                                  ------------------------------------------------------

                                  January 30, 1999   January 31, 1998   February 1, 1997
                                  ----------------   ----------------   ----------------
NET SALES                             $  265,215         $  217,694         $  194,206

COSTS AND EXPENSES
  Cost of sales                          159,067            130,820            116,236
  Selling, general and
    administrative expenses               76,402             60,324             54,400
  Depreciation and amortization            8,057              6,648              7,499
  Asset revaluation                           --                 --             20,782
                                      ----------          ---------          ---------
    OPERATING INCOME (LOSS)               21,689             19,902             (4,711)

OTHER INCOME                                   9                444                687

INTEREST EXPENSE                          10,804              9,609              9,148
                                      ----------          ---------          ---------
    INCOME (LOSS) BEFORE
      INCOME TAXES (BENEFIT)              10,894             10,737            (13,172)

INCOME TAXES (BENEFIT)
  Current                                  5,031              1,238              2,137
  Deferred                                  (194)             3,449               (394)
                                      ----------          ---------          ---------
                                           4,837              4,687              1,743
                                      ----------          ---------          ---------
NET INCOME (LOSS)                     $    6,057          $   6,050          $ (14,915)
                                      ==========          =========          =========
NET INCOME (LOSS) PER SHARE           $    6,057          $   6,050          $ (14,915)
                                      ==========          =========          =========
  Weighted average common stock
    outstanding                            1,000              1,000              1,000
                                      ==========          =========          =========

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
PEEBLES INC. AND SUBSIDIARIES
(in thousands, except share amounts)

                                   Common Stock
                                 ------------------
                                               Par       Additional      Retained
                                  Shares      Value       Capital        Earnings
                                 --------     -----      ----------      --------
Balance February 3, 1996           1,000       $ 1        $ 59,307       $ 5,030

   Net (loss)                         --        --              --       (14,915)
                                 --------     ----        --------       -------
Balance February 1, 1997           1,000         1          59,307        (9,885)

   Net income                         --        --              --         6,050
                                 --------     ----        --------       -------
Balance January 31, 1998           1,000         1          59,307        (3,835)

   Net income                         --        --              --         6,057
                                 --------     ----        --------       -------
Balance January 30, 1999           1,000       $ 1        $ 59,307       $ 2,222
                                 ========     ====        ========       =======

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
PEEBLES INC. AND SUBSIDIARIES
(in thousands)
                                                       Fiscal Years Ended
                                   ------------------------------------------------------

                                   January 30, 1999   January 31, 1998   February 1, 1997
                                   ----------------   ----------------   ----------------
OPERATING ACTIVITIES
  Net income (loss)                    $  6,057           $  6,050           $ (14,915)
  Adjustments to reconcile net
    income (loss) to net cash
    provided by operating
    activities:
      Depreciation                        5,953              4,710               4,616
      Amortization                        3,415              2,902               3,842
      Deferred income taxes                (194)             3,449                (394)
      Provision for doubtful accounts     1,330              1,503               1,192
      LIFO/market reserve adjustment         51                250                  39
      Asset revaluation                      --                 --              20,782
      Changes in operating assets
        and liabilities net of
        effects from acquisition
        adjustments:
          Accounts receivable            (1,759)            (1,022)             (1,527)
          Merchandise inventories        (3,498)            (3,786)             (8,088)
          Accounts payable                3,452              2,794                 780
          Other assets and liabilities     (984)            (1,762)               (205)
                                      ---------          ---------           ---------
NET CASH PROVIDED BY OPERATING
  ACTIVITIES                             13,823             15,088               6,122

INVESTING ACTIVITIES
Acquisition of Ira A. Watson Co.         (4,451)                --                  --
Acquisition of Carlisle Retailers Inc.       --                 --             (11,549)
Purchase of property and equipment      (13,394)           (10,226)             (8,783)
Other                                      (204)              (879)               (219)
                                      ---------          ---------           ---------
NET CASH USED IN INVESTING ACTIVITIES   (18,049)           (11,105)            (20,551)

FINANCING ACTIVITIES
  Proceeds from revolving line
    of credit and long-term debt        414,155            324,662             272,013
  Reduction in revolving line
    of credit and long-term debt       (414,789)          (328,441)           (267,762)
  Proceeds from 1998 Credit
    Agreement-acquisition of
    Ira A. Watson Co.                    24,000                 --                  --
  Proceeds from revolving
    facilities-acquisition of
    Carlisle Retailers, Inc.                 --                 --              10,213
  Retirement of Ira A. Watson
    Co. pre-acquisition bank
    Debt and trade liabilities          (17,895)                --                  --
  Financing fees - 1998 Credit
    Agreement                            (1,613)                --                  --
                                      ---------          ---------           ---------
NET CASH PROVIDED BY (USED IN)
  FINANCING ACTIVITIES                    3,858             (3,779)             14,464
                                      ---------          ---------           ---------
(DECREASE) INCREASE  IN CASH
  AND CASH EQUIVALENTS                     (368)               204                  35

Cash beginning of period                    432                228                 193
                                      ---------          ---------           ---------
CASH END OF PERIOD                    $      64          $     432           $     228
                                      =========          =========           =========

See notes to consolidated financial statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
PEEBLES INC. AND SUBSIDIARIES
January 30, 1999

(in thousands, except shares and per share amounts)

NOTE A-SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

NATURE OF OPERATIONS: Peebles Inc. and subsidiaries ("Peebles" or the "Company") operate retail department stores offering predominately fashion merchandise for the entire family and selected home accessories. At January 30, 1999, the Company was operating 117 stores located primarily in small and medium sized communities which typically do not have a mall-based department store. The stores serve communities in 15 states, located primarily in the Southeast and Mid-Atlantic.

ORGANIZATION AND BASIS OF FINANCIAL STATEMENT PRESENTATION:
Consolidation: Peebles Inc. is a wholly owned subsidiary of PHC Retail Holding Company ("PHC Retail"). PHC Retail, a closely held company, has no significant assets other than the entire equity interest of Peebles Inc. common stock, $.10 par value (the "Common Stock"). The consolidated financial statements include the accounts of Peebles Inc. and its wholly owned subsidiaries, Carlisle Retailers, Inc. ("Carlisle's") and Ira A. Watson Co. ("Watson's"). All significant intercompany balances and transactions have been eliminated.

FISCAL YEAR:  The Company's fiscal year ends on the Saturday nearest January
31. Fiscal years 1998, 1997 and 1996, ended on January 30, 1999, January 31, 1998 and February 1, 1997, respectively. Results of operations consisted of fifty-two weeks in all three fiscal years. References to years relate to fiscal years rather than calendar years. Certain amounts in the fiscal 1997 and 1996 consolidated financial statements have been reclassified to conform to the fiscal 1998 presentation.

USE OF ESTIMATES: The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

REVENUE: Retail sales are of merchandise. "Net Sales" as shown are net of actual returns for the period and exclude all taxes. Revenue from in-store services and finance charges on credit balances are recorded as a reduction to selling, general and administrative expenses.

CASH AND CASH EQUIVALENTS: Peebles considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. There were no cash equivalents at January 30, 1999 or January 31, 1998.

MERCHANDISE INVENTORIES: Merchandise inventories are accounted for by the retail inventory method applied on a last in, first out ("LIFO") basis.

PROPERTY AND EQUIPMENT: Property and equipment is stated on the basis of cost. Depreciation of property and equipment is provided primarily by the straight-line method over the estimated useful lives of the related assets, generally
7 to 10 years for fixtures and equipment and 20 years for buildings. The cost of leasehold improvements is amortized over the shorter of the economic lives or the terms of the leases by the straight-line method. Amortization of buildings under capital leases is computed by the straight-line method over the lease term and is included in depreciation and amortization expense.

STORE OPENING COSTS: Store opening costs are charged to selling, general and administrative expenses as incurred.

ADVERTISING COSTS: Advertising costs, charged to selling, general and administrative expenses as incurred, were $6,462, $4,551 and $4,917 for 1998, 1997 and 1996, respectively.

PEEBLES INC. AND SUBSIDIARIES

NOTE A-SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES--Continued

LONG-LIVED ASSETS: The Company periodically reviews the carrying value of long-lived assets to determine if an impairment has occurred. The primary indicators of impairment are, but not limited to, significant changes in competition or demographics, recent historical operating profitability, projected profitability and the related cash flows of each. Projections are based on management's best estimates of future performance. In 1996, the carrying values of certain store assets, related intangibles and allocated goodwill were reduced by a total of $20,782 and recorded as an operating expense.

EXCESS OF COST OVER NET ASSETS ACQUIRED: The excess of cost over net assets acquired ("Goodwill") is being amortized on a straight-line basis over a twenty-five year period. Goodwill amortization expense for 1998, 1997 and 1996 was $1,796, $1,488 and $2,255, respectively. Accumulated amortization was $6,940 and $5,144 at January 30, 1999 and January 31, 1998, respectively.

DEFERRED FINANCING COSTS: Deferred financing costs are amortized by the interest method over a period consistent with the related financing. Amortization expense of $1,294, $965, and $884, is included in interest expense for 1998, 1997 and 1996, respectively. Accumulated amortization at January 30, 1999 and January 31, 1998 was $3,794 and $2,500, respectively.

INCOME TAXES: Deferred income taxes are provided for temporary differences between income and expense for financial reporting purposes and for income tax purposes.

NET INCOME PER SHARE: Net income per share is based on the weighted-average number of shares outstanding.

FAIR VALUE OF FINANCIAL INSTRUMENTS: The carrying value of the Company's customer receivables, accounts payable and long-term debt approximate fair value.

NOTE B-ACQUISITIONS OF WATSON'S AND CARLISLE'S

The Watson Merger: On June 29, 1998, a merger (the "Watson Merger") was consummated whereby Watson's, a Delaware corporation, became a wholly-owned subsidiary of Peebles Inc. Watson's operated 24 store locations in seven states. The results of operations for the Watson's stores are included in Peebles' Consolidated Statement of Income since the date of acquisition.
The Watson Merger has been accounted for using the purchase method of accounting. The $4,451 cash purchase price included $1,848 to the equity holders of Watson's, $1,352 to a financial services company for the Watson's proprietary credit card accounts receivable, and $1,251 in acquisition expenses. Proceeds used to fund the Watson Merger were provided by the Credit Agreement, as amended and restated on June 29, 1998.

The allocation of the purchase price is as follows:

Purchase Price                                       $  4,451
Tangible net assets (liabilities) acquired:
Accounts receivable, net               $  1,185
Merchandise inventory, net               10,000
Fixed assets, net                         5,446
Bank debt                               (10,403)
Trade liabilities, net                   (6,290)
Other net liabilities                    (1,589)
                                       ---------
Tangible net assets (liabilities) acquired             (1,651)
                                                     --------
Excess of cost over net assets acquired              $  6,102
                                                     ========
The excess of cost over net assets acquired is being amortized over a twenty-five year period beginning June 29, 1998.

PEEBLES INC. AND SUBSIDIARIES

NOTE B-ACQUISITIONS OF WATSON'S AND CARLISLE'S --Continued

The following unaudited pro forma financial information reflects the results of operations as if the Watson Merger had occurred at the beginning of the 1998 and 1997 fiscal years. These pro forma results have been prepared for comparison purposes only and do not purport to be indicative of what would have occurred had the Watson Merger been completed at the beginning of either of the fiscal years.

                                          1998              1997
                                       ----------        ----------
Net sales                              $  289,423        $  298,135
Net income                                  1,811             2,258
Net income per share                        1,811             2,258

Acquisition of Carlisle Retailers, Inc: On May 20, 1996, Peebles Inc. acquired Carlisle Retailers, Inc., an Ohio corporation ("Carlisle's"), for $11,549 in cash, which included $6,311 to common shareholders of Carlisle's, $3,458 to a financial services company for the majority of the outstanding proprietary credit card accounts receivable portfolio, and $1,780 in acquisition expenses (the "CRI Merger"). The results of operations for the Carlisle's stores are included in Peebles' Consolidated Statement of Income since May 20, 1996. The CRI Merger was accounted for using the purchase method of accounting, and as such, the purchase price was allocated to the fair value of tangible assets and the excess of cost over net assets acquired.

NOTE C-ACCOUNTS RECEIVABLE

Accounts receivable are shown net of $1,700 and $1,400, representing the allowance for uncollectible accounts at January 30, 1999 and January 31, 1998, respectively. The provision for doubtful accounts was $1,330, $1,503 and $1,192, for 1998, 1997 and 1996, respectively. Finance charges on credit sales, included as a reduction of selling, general and administrative expenses, aggregated $5,103, $5,089 and $5,050 for 1998, 1997 and 1996, respectively.

As a service to its customers, the Company offers credit through the use of its own charge card, certain major credit cards and a layaway plan. The Peebles' customer usually resides in the local community immediately surrounding the store location. Peebles stores serve these local customers in 15 states:
Virginia, Tennessee, North Carolina, Maryland, Kentucky, West Virginia,
Alabama, Pennsylvania, South Carolina, Ohio, Delaware, New York, Indiana, New Jersey and Missouri. The Company does not require collateral from its customers.

NOTE D-MERCHANDISE INVENTORIES

Merchandise inventories are accounted for by the retail inventory method applied on a last-in, first-out ("LIFO") basis. In connection with an acquisition of the Company in May 1995 accounted for using the purchase method, the then existing LIFO reserve was eliminated and a new LIFO base year was established which included an adjustment to fair value (the "Fair Value Adjustment"). The "LIFO/Market Reserve" adjusts inventory to the lower of LIFO cost or market.

Merchandise inventories consisted of the following:

                                 January 30, 1999       January 31, 1998
                                 ----------------       ----------------
Merchandise inventories
  at FIFO cost                       $   65,288             $   51,234
Fair Value Adjustment                     7,436                  7,436
LIFO/Market Reserve                      (1,362)                  (703)
                                     ----------             ----------
Merchandise inventories at
  lower of cost or market            $   71,362             $   57,967
                                     ==========             ==========

PEEBLES INC. AND SUBSIDIARIES

NOTE E-LONG-TERM DEBT

Long-term debt consisted of the following:
                                   January 30, 1999  January 31, 1998
                                   ----------------  ----------------
Senior Revolving Facility              $   34,000        $  32,000
Senior Term Note A                         12,750           15,275
Senior Term Note B                         59,550           37,094
Swingline Facility                          3,225            1,791
Other                                         500               --
                                       ----------        ---------
                                          110,025           86,160
Less current maturities:                    3,700            4,083
                                       ----------        ---------
Long-term debt                         $  106,325        $  82,077
                                       ==========        =========

The Company has a credit facility (the "Credit Agreement") which provides a Senior Term Facility, a Senior Revolving Facility, and a Swingline Facility. The Credit Agreement was amended and restated (the "1998 Credit Agreement") on June 29, 1998 (the "Restatement Date") to facilitate the Watson Merger. The 1998 Credit Agreement i) provided an additional $24 million in proceeds under the Senior Term Facility; ii) reduced the scheduled principal payments under the Senior Term Facility; iii) extended the maturity dates of both the Senior Term Facility and the Senior Revolving Facility; and iv) adjusted the applicable interest rates to vary based on certain Company performance criteria tied to certain restrictive covenants. The Company deferred $1,613 in financing fees to amend and restate the Credit Agreement. These financing fees are being amortized over a five-year period. The 1998 Credit Agreement is secured by a first priority security interest in substantially all the personal and real property of Peebles. Restrictive covenants prohibit the payment of cash dividends in any fiscal year.

The Senior Term Facility includes two notes, Senior Term Note A and Senior Term Note B. On the Restatement Date, the outstanding principal balances of Senior Term Note A and Senior Term Note B were increased $644 to $15,000 and $23,008 to $60,000, respectively. Under the 1998 Credit Agreement, Senior Term Note A and Senior Term Note B accrue interest quarterly in arrears at a LIBOR based rate which is expected to vary 25 to 50 basis points, dependent primarily on the Company's operating performance in relation to outstanding debt at the end of each fiscal quarter. Senior Term Note A and Senior Term
B currently bear interest at LIBOR plus 2.50% and LIBOR plus 3.00%, respectively. Senior Term Note A and Senior Term Note B mature April 30, 2003 and 2004, respectively.

The amount available under the Senior Revolving Facility (the "Revolver") is determined by a defined asset based formula with maximum borrowings limited to $75 million less outstanding amounts under letters of credit. The Revolver matures on April 30, 2003 and has no specific paydown provisions. The Company pays a fee of 1/2 of 1% per annum on any unused portion of the Revolver. Under the 1998 Credit Agreement, the Revolver bears interest at the same rate as Senior Term Note A.

Loans under the Swingline Facility are drawn and repaid daily based on the operating activity of the Company. Aggregate amounts outstanding under the Swingline Facility cannot exceed $5 million. Excess borrowings or funding outside these amounts revert to the Revolver. The Swingline Facility bears interest at prime plus 1.5% and has no LIBOR conversion option.

The Company made cash interest payments of $8,562, $8,311 and $7,866 for 1998, 1997 and 1996, respectively.

Aggregate scheduled principal payments on the long-term debt are as follows:
1999 -- $3,700; 2000 -- $3,700; 2001 -- $3,700; 2002 -- $3,700;
2003 -- $38,675; thereafter -- $56,550.

PEEBLES INC. AND SUBSIDIARIES

NOTE F-LEASES

The Company leases substantially all of its store locations under capital and operating leases with initial terms ranging from 1 to 25 years and renewal options of 1 to 10 years expiring at various dates through 2040. Total rental expense under operating leases was as follows:


                               1998        1997        1996
                             ---------   --------    --------
Minimum                      $ 12,141    $  8,913    $  7,742
Contingent                        363         483         453
                             ---------   --------    --------
                             $ 12,504    $  9,396    $  8,195
                             =========   ========    ========

Contingent rentals are based upon a percentage of annual sales in excess of specified amounts. Future minimum lease payments under capital leases and noncancellable operating leases at January 30, 1999 were as follows:

                                       Capital        Operating
     Fiscal Year                        Leases          Leases
------------------------------        ----------      ----------
        1999                           $   377         $ 13,073
        2000                               377           12,619
        2001                               180           11,988
        2002                               180           10,903
        2003                               181            9,519
        Thereafter                         241           56,803
                                      --------        ---------
Total minimum lease payments             1,536         $114,905
Less: amounts representing                            =========
  interest                                (397)
Present value of net minimum lease    --------
  payments, including current
  maturities of $242, with interest
  rates ranging from 12.0% to 17.8%    $ 1,139
                                      ========

NOTE G-EMPLOYEE BENEFIT PLANS

DEFINED BENEFIT PENSION PLANS: Through January 31, 1998, the Company provided one defined benefit pension plan, The Employees retirement Plan of Peebles Inc. ("Plan I"), which covered substantially all employees. In November 1997, the Board of Directors approved: i) the adoption of The Employees Retirement Plan II of Peebles Inc. ("Plan II") effective February 1, 1998 (the "Curtailment Date"), and ii) the fifth amendment to Plan I. Under the amendment, the Plan I benefits of certain participants were frozen at the Curtailment Date and spun-off to Plan II. Further, both Plan I and Plan II were closed to new participants at the Curtailment Date. Plan II was terminated and all Plan II participant benefits were disbursed by January 30, 1999.

SUPPLEMENTAL BENEFITS PROGRAM: The Company maintains a benefits program designed to provide certain key executives supplemental retirement income equal to 60% of final average compensation.

The following information is disclosed in accordance with the requirements of Statement of Financial Accounting Standards No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits", which the Company adopted in 1998.

PEEBLES INC. AND SUBSIDIARIES

NOTE G-EMPLOYEE BENEFIT PLANS--Continued

                                                  1998         1997
                                                --------     --------
Change in Benefit Obligation:
  Benefit obligation at beginning of year       $  8,030     $  8,060
  Service cost                                       117          400
  Interest cost                                      520          566
  Actuarial loss                                     440           15
  Curtailments                                        --         (289)
  Benefit payments                                 3,421          722
                                                --------     --------
Benefit obligation at end of year               $  5,686     $  8,030
                                                ========     ========
Change in Plan Assets:
  Fair value of plan assets at beginning
    of year                                     $  7,419     $  6,509
  Actual return on plan assets                       587        1,632
  Employer contribution                              401           --
  Benefit payments                                 3,421          722
                                                --------     --------
Fair value of plan assets at end of year        $  4,986     $  7,419
                                                ========     ========
Funded Status:
  Funded status                                 $   (700)    $   (611)
  Unrecognized actuarial (gain)                     (230)        (730)
  Unrecognized prior service cost                    542          601
                                                --------     --------
Accrued pension (liability)                     $   (388)    $   (740)
                                                ========     ========
Components of Net Periodic Pension Cost:
  Service cost                                  $    117     $    400
  Interest cost                                      520          567
  Expected return on plan assets                     649          551
  Prior service cost recognized                       60           69
  Recognized (gains) or losses                       (20)         (11)
  Loss (Gain) due to curtailment                      22         (231)
                                                --------     --------
Net periodic pension cost                       $     50     $    243
                                                ========     ========
Weighted Average Assumptions as of
  Measurement Date:
  Discount rate                                     6.80%        7.28%
  Expected return on plan assets                    9.00%        9.00%
  Rate of compensation increase                     4.42%        4.48%

The projected benefit obligation, accumulated benefit obligation, and fair value of plan assets for the Supplemental Benefits Program with accumulated benefit obligations in excess of plan assets were $1,157, $867 and $0, respectively, as of January 30, 1999, and $855, $614 and $0, respectively, as of January 31, 1998.

THE PEEBLES INC. 401 (K) PROFIT SHARING PLAN: The Company maintains a qualified profit sharing and retirement savings plan, which under Section 401
(k) of the Internal Revenue Code, allows tax deferred contributions from eligible employees of up to 12% of their annual compensation. On February 1, 1998, the Company began matching employee contributions up to 50% of an employee's first 6% of eligible compensation. For 1998, the Company contributed $260.

PEEBLES INC. AND SUBSIDIARIES

NOTE H - INCOME TAXES

The provisions for income taxes consisted of the following:

                                  1998         1997       1996
                               ---------     --------   ---------
Current:   Federal             $   4,201     $  1,089   $   1,591
           State                     830          149         546

Deferred:  Federal                  (162)       2,861        (214)
           State                     (32)         588        (180)
                               ---------     --------   ---------
                               $   4,837     $  4,687   $   1,743
                               =========     ========   =========

Income taxes differ from the amounts computed by applying the applicable federal statutory rates due to the following:

                                         1998         1997         1996
                                       ---------    ---------    ---------
Taxes at the federal statutory rate    $  3,813     $  3,650     $(4,479)
Increases (decreases):
  State income taxes, net of
    federal tax                             526          486         232
  Amortization of Goodwill                  531          478         745
  Asset revaluation                          --           --       5,175
  Other                                     (33)          73          70
                                       --------     --------     -------
                                       $  4,837     $  4,687     $ 1,743
                                       ========     ========     =======

At January 30, 1999, the Company has net operating loss carryforwards of approximately $4,100 for income tax purposes, which expire in 2010.

Significant components of deferred tax liabilities and assets are as follows:

                                    January 30, 1999    January 31, 1998
                                    ----------------    ----------------
Deferred tax liabilities:
  Inventory valuation                  $   1,603           $   3,092
  Depreciation and amortization            9,021               6,657
  Accounts receivable valuation            1,168               2,052
  Other                                      332                 308
                                       ---------           ---------
                                          12,124              12,109
Deferred tax assets:
  Doubtful accounts                         (669)               (539)
  Net operating loss carryforwards        (1,635)             (1,835)
  Other                                     (397)               (118)
                                       ---------           ---------
                                          (2,701)             (2,492)
                                       ---------           ---------
Net deferred tax liabilities           $   9,423           $   9,617
                                       =========           =========

Peebles made cash income tax payments of $5,369, $2,506 and $2,100 for 1998, 1997 and 1996, respectively.

PEEBLES INC. AND SUBSIDIARIES

NOTE I - VALUATION AND QUALIFYING ACCOUNTS

Activity related to valuation and qualifying accounts is as follows:

                                       Allowance for       Net LIFO/
                                          Doubtful           Market
                                          Accounts          Reserve
                                       -------------       ----------
Balance February 3, 1996                 $     960         $     414
  Charges to expense                         1,192                39
  Increase due to Acquisition of
    Carlisle's                                 264                --
  Deductions - net write-off of
    uncollectible accounts                  (1,192)               --
                                          --------          --------
Balance February 1, 1997                     1,224               453
  Charges to expense                         1,503               250
  Deductions - net write-off of
    uncollectible accounts                  (1,327)               --
                                          --------          --------
Balance January 31, 1998                     1,400               703
  Charges to expense                         1,330                51
  Increase due to Acquisition of
    Watson's                                   300               608
  Deductions - net write-off of
    uncollectible accounts                  (1,330)               --
                                          --------          --------
Balance January 30, 1999                  $  1,700          $  1,362
                                          ========          ========

NOTE J - QUARTERLY FINANCIAL DATA (UNAUDITED)
The Watson Merger was completed on June 29, 1998. As a result, the second, third and fourth quarters of 1998 reflect the related incremental sales and expenses.

(dollars in thousands)

                                                  FISCAL QUARTER
               -------------------------------------------------------------------------
                      First            Second             Third             Fourth
                  1998     1997      1998     1997     1998      1997      1998      1997
                 -------   -------  -------  -------  -------   -------   -------   -------
Net Sales        $51,013   $45,150  $57,698  $49,808  $65,601  $52,411    $90,903  $70,325

Cost of Sales     31,225    28,262   33,512   29,515   40,512   32,077     53,818   40,966

Gross Margin      19,788    16,888   24,186   20,293   25,089   20,334     37,085   29,359

Operating
  Income           3,126     2,192    4,891    3,490    3,200    3,156     10,472   11,064

Net Income           563        49    1,456      721      206      389      3,832    4,891

Net Income
  Per Share      $   563   $    49  $ 1,456  $   721  $   206  $   389    $ 3,832  $ 4,891

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
  OPERATIONS

RESULTS OF OPERATIONS

Peebles operates specialty department stores offering predominately fashion merchandise for the entire family and other selected home accessories to small and medium sized communities which do not typically have a mall-based department store. At January 30, 1999, the Company operated 117 stores in 15 states, located primarily in the Southeast and Mid-Atlantic regions. The consolidated operations of the Company include the results of 95 stores operating either the entire year or opened under the "Peebles" name, and 22 stores operating under the "Watson's" name, acquired on June 29, 1998 in the Watson Merger.

Consolidated net sales and results of consolidated operations of the Company, expressed as percentages of net sales, are presented below for the 1998, 1997 and 1996 fiscal years.

(dollars in thousands)
                                        1998        1997        1996
                                      ---------   ---------   ---------
Net sales                             $ 265,215   $ 217,694   $ 194,206
   % increase                              21.8%       12.1%       10.6%

**Comparable stores % increase
     in sales:                              0.9%        5.3%        0.0%

Total stores in operation
   at period end                            117          84          77


Operations as a Percentage of Net Sales:

Cost of sales                              60.0%       60.1%       59.9%
Selling, general & administrative
   expenses                                28.8        27.7        28.0
Asset revaluation                            --          --        10.7
Depreciation and amortization               3.0         3.1         3.8
                                        -------     -------     -------
Operating Income (Loss)                     8.2         9.1        (2.4)

Interest expense                            4.1         4.4         4.7
Other income                                 --          .2          .4
Provision for income taxes                  1.8         2.1          .9
                                        -------     -------     -------
Net Income (Loss)                           2.3%        2.8%       (7.7)%
                                        =======     =======     =======

** - The Company defines a comparable store as having operations for the entire twelve-month period in both the current and previous fiscal year.

The 1998 increase in net sales was due primarily to stores opened/acquired in 1998 and 1997, or non-comparable stores. During 1998, the Company opened 11 stores under the Peebles name and acquired 24 stores in the Watson Merger, 22 of which were still in operation and operating under the Watson's name at the fiscal year end. The 11 new Peebles stores added $9,106, or 3.4%, to total 1998 net sales and the Watson's stores added $31,836, or 12.0%. In 1997, the Company opened 8 new Peebles stores and closed 1 marginally profitable store. These net new 1997 Peebles stores contributed $15,293 to 1998 net sales, an increase of $4,633 over the $10,660 contributed to 1997 net sales. The 1997 net sales increase over 1996 was also driven by non-comparable stores, although comparable stores provided a greater share of the increase in 1997 over 1996 than was achieved in comparing 1998 to 1997.

Comparable store net sales, which showed increases in all four fiscal quarters of 1997, continued to show strength in the first and second fiscal quarters of 1998 before declining in the third and fourth fiscal quarters. Comparable store net sales increases as a percentage of the prior year comparable quarter for 1997 and 1998 were as follows:

                             Fiscal Quarter
              --------------------------------------------
              First        Second       Third       Fourth    Total Year
1997 vs.
   1996        5.1%          7.7%        6.9%         3.3%        5.3%

1998 vs.
   1997        6.2%          2.9%       (2.8%)       (1.2%)       0.9%

In 1998, comparable store net sales continued to benefit from the generally favorable condition of the economy and strong consumer demand for soft apparel. Weather conditions influenced sales throughout 1998. Milder weather in the first fiscal quarter of 1998 strengthened consumer demand for Spring merchandise. Net sales and cost of sales were favorably affected. This strong demand, however, reduced summer clearance merchandise, and although gross margins continued to strengthen in the second fiscal quarter, net sales increases slowed. Record heat in the Company's primary Mid-Atlantic and Southeastern regions continued through the third fiscal quarter, which, coupled with a less definitive Back-to-School selling season, dampened consumer demand and resulted in the net sales decline in comparable stores. In the fourth fiscal quarter, comparable store sales steadied to approximately match levels in 1997, until a severe ice storm on December 23rd and 24th adversely impacted the important late-Christmas sales demand.

The Company's cost of sales as a percentage of net sales were 60.0%, 60.1% and 59.9% in 1998, 1997 and 1996, respectively. The shifts in consumer demand described above and the Company's substantial new store growth since 1995 had the greatest impact on cost of sales. New and acquired stores typically run a higher cost of sales percentage relative to mature stores, especially those in markets new to the Company, due to a stronger promotional effort and lack of comparable sales history. Since February 3, 1996, the end of fiscal 1995, the Company has increased the number of stores in operation from 65 to 117, an 80% increase. In the current year, the Company opened or acquired 35 stores and closed 2 stores acquired in the Watson Merger. Cost of sales in 1998 at non-comparable stores was approximately 63.0% of net sales, while at comparable stores the cost of sales percentage was approximately 59.2%. New and acquired stores generally attain the Company's mature store average cost of sales after 24 to 36 months of operation. Diligent inventory controls and the Company's commitment to its less promotional, value priced merchandise strategy have favorably influenced cost of sales during periods of inconsistent consumer demand and significant store growth.

Selling, general and administrative ("SG&A") expenses, exclusive of depreciation and amortization, were 28.8%, 27.7% and 28.0% of net sales in 1998, 1997 and 1996, respectively. New and acquired stores typically have a higher expense structure than mature stores for the first 12 to 18 months after opening as advertising and payroll expenses are planned at a higher percentage of sales to achieve a market presence. In addition, new stores frequently have higher occupancy costs than mature stores. Net stores opened or acquired in 1998, 1997 and 1996 were 33, 8 and 14, respectively. The Company began operating a second distribution center, located in Knoxville, Tennessee, upon completion of the Watson Merger. The increased processing capacity will be leveraged through economies of scale in future periods, but its impact on SG&A was adverse as a percentage of incremental sales serviced through the facility in 1998. These increases in SG&A were partially offset by economies of scale.

Management periodically reviews the carrying value of long-lived assets to determine if impairment has occurred. In 1996, management determined that the aggregate estimated undiscounted cash flows to be generated by certain store assets would be less than the carrying values of those assets, related intangibles and allocated Goodwill. As a result, fair value was calculated using a multiple of undiscounted projected cash flows and the Company increased operating expenses in 1996 by $20,782, or 10.7% of net sales. No impairment adjustments were considered necessary in 1998 or 1997.

Depreciation and amortization expenses declined as a percentage of net sales in 1998 and 1997 as increases in annual capital expenditures, coupled with the 1998 increases in the amortization of Goodwill and deferred financing costs associated with the Watson Merger, were not proportionate to increases in sales.

As a result of the factors discussed above, operating income in 1998 decreased to 8.2% of net sales from 9.1% in 1997. Adjusting 1996 for the impact of the asset revaluation, operating income would have totaled 8.1% of net sales.

Interest expense as a percentage of net sales was 4.1%, 4.4% and 4.7% for 1998, 1997 and 1996, respectively. Long-term debt increased in 1998, primarily as a result of the Watson Merger, which added $24,000 to Senior Term Notes A and B at June 29, 1998. Borrowings on the Revolver and the Swingline Facility were slightly higher during 1998 and at January 30, 1999 than in 1997 and at January 31, 1998, primarily as a result of funding inventory and fixturing requirements of the new and acquired stores. Increases in these borrowings, however, were offset by a lower effective borrowing rate in 1998 as compared to 1997. Further, the resulting increase in interest expense was not proportionate to the increase in sales. In 1997, the Company had reduced outstanding borrowings from 1996 as fewer new store locations were opened in 1997 compared to 1996, and the funds required to consummate the acquisition of Carlisle's in May 1996 had increased borrowings during that fiscal year.

Total current and deferred income taxes as a percentage of net sales were 1.8%, 2.1% and .9% in 1998, 1997 and 1996, respectively. The effective tax rate for 1998 and 1997 was 44.4% and 43.6%, respectively. In 1996 the asset revaluation impacted intangible assets, the amortization of which is not tax deductible in total, resulting in income tax expense, even though the Company experienced a net pre-tax loss. The effective tax rate in all three fiscal years is higher than statutory rates because of non-deductible amortization of intangible assets.

As a result of the above factors, the Company had net income as a percentage of net sales of 2.3% and 2.8% in 1998 and 1997 respectively, and a net loss as a percentage of net sales of 7.7% in 1996.

LIQUIDITY AND CAPITAL RESOURCES

The Company's primary cash requirements are for capital expenditures in connection with the new store expansion and remodeling program and for working capital needs. The Company's primary sources of funds are cash flow from continuing operations, borrowings under the 1998 Credit Agreement and trade accounts payable. The Company's inventory levels typically build throughout the fall, peaking during the Christmas selling season, while accounts receivable peak during December and decrease during the first quarter. Capital expenditures typically occur evenly throughout the first three quarters of each year.

The Company's operating activities provided net cash of $13,823, $15,088 and $6,122 in 1998, 1997 and 1996, respectively, as cash provided by profitable operations exceeded the funding required to increase working capital.
Working capital increased to $75,794 at January 30, 1999, up from $63,459 at January 31, 1998 and $58,213 at February 1, 1997. The return on the net assets of continuing operations was 19.0%, 20.8% and 18.9% in 1998, 1997 and 1996, respectively. Return on the continuing operation's net assets represents operating income as a percentage of the average investment in operating assets, calculated as: i) current assets, plus ii) net property and equipment, less
iii) current liabilities and capital leases. In the 1996 percentage, the effects of the asset revaluation have been added back to operating income.

Net cash used in investing activities was $18,049, $11,105 and $20,551 in 1998, 1997 and 1996, respectively. Investing activities included capital expenditures, primarily for fixturing and point of sale equipment in new and acquired store locations, of $13,394, $10,226 and $8,783 in 1998, 1997 and 1996, respectively. In 1998, capital expenditures included $8,800 at the 33 new and acquired stores and $4,300 at existing stores, $2,000 of which was used in the major remodeling/space allocation of seven stores. In 1997 and 1996, capital expenditures at new and acquired stores totaled $3,600 and $2,100, respectively. In 1997, three existing stores were relocated, requiring an additional $3,100 in capital expenditures. The acquisitions of Watson's and Carlisle's, in 1998 and 1996, respectively, used cash of $4,451 and $11,549, respectively.

Financing activities provided cash of $3,858 in 1998. The Company amended and restated its Credit Agreement, at a cost of $1,613, in June 1998 to facilitate the Watson Merger. As a result, borrowings under Senior Term
Notes A and B were increased by $24,000, retiring $17,895 of Watson's pre-acquisition debt and trade liabilities, and funding the $4,451 cash purchase price. The cash purchase price included $1,848 for the entire equity interest, $1,352 to a third party for the proprietary charge card receivables, and $1,251 in acquisition fees. Exclusive of the funding related to the Watson Merger, the Company reduced outstanding borrowings by $634 in 1998 and $3,779 in 1997. In 1996, the Company drew $10,213 from the Revolver to facilitate the acquisition of Carlisle's and an additional $4,251 to fund new store growth.

In 1999, the Company's capital expenditures are expected to total approximately $11,900, which reflect the planned opening of 6 new store locations at approximately $3,000, the relocation/major remodeling/space re-allocation of seven stores at $3,500 and the introduction of radio frequency scanners at all store locations for approximately $750. Remaining capital expenditure dollars are allocated to fixturing at existing stores, including the Watson's stores where the name will be changed to Peebles in Spring 1999. As of March 1999, the Company had signed leases for five new store locations, three of which will open in Spring 1999. The Company expects to continue to lease its stores, and the typical new store is anticipated to average approximately 22,500 square feet but may vary depending on the market and real estate availability. Based on historical experience, the Company estimates that the cost of opening a new store will include capital expenditures of approximately $425,000 for leasehold improvements and fixtures and approximately $425,000 for initial inventory, approximately one-third of which is financed through vendor credit. Accounts receivable for new stores typically build to 15% of net sales or approximately $300,000 within 24 months of the store opening. The Company may also incur capital expenditures to acquire existing stores.

The Company finances its operations, capital expenditures, and debt service payments in part with funds available under its Revolver. The maximum amount available under the Revolver is $75 million less amounts outstanding under letters of credit. The actual amount available is determined by an asset-based formula. The Company believes the cash flow generated from operating activities together with funds available under the Revolver will be sufficient to fund its investing activities and the debt service of the 1998 Credit Agreement.

SEASONALITY AND INFLATION

As a retailer offering predominately soft-apparel and selected home accessories, the Company's business is seasonal, although less heavily weighted in the fourth quarter than retailers with comparable offerings of merchandise. Over the past three fiscal years, quarterly sales as a percentage of total sales have been consistent at approximately 20%, 22%, 24% and 34% for the first through fourth quarters, respectively. Peebles' positioning of its stores in small to medium sized communities with limited competition, along with the Company's less promotional, every day fair value, pricing strategy, produces operations less dependent on the fourth quarter. However, the third and fourth quarters are generally bolstered by the back-to-school and Christmas holiday selling seasons.

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

MARKET RISK

The Company's interest expense is affected by changes in short-term interest on the debt outstanding under the 1998 Credit Agreement. The 1998 Credit Agreement bears interest at rates based on both the LIBOR and prime lending rates (the "Borrowing Rates"). Assuming: i) the Borrowing Rates vary by 100 basis points from their current levels in any given fiscal month, and ii) the Company maintains an aggregate outstanding debt balance subject to these rates of $110,000 during the fiscal month of variance, interest expense would vary by approximately $92 for that fiscal month.

YEAR 2000 TECHNOLOGICAL ISSUES

In 1997, the Company began a comprehensive analysis of its information systems to determine the impact of date-related processing when the year changes to 2000 and the systems do not recognize this year as greater than 1999. This analysis was completed in the second Fiscal Quarter of 1998.

Management expects the Company's information systems to be prepared to accurately process information after the year changes to 2000 by June 1999. The Company's primary information systems are on two IBM AS400 mainframes, with the majority of the software developed internally. In 1985, Peebles implemented standards for in-house programmers to follow which considered the year 2000 issue. As a result, many of the Company's in-house information systems, with programs written or modified after 1985, are already year 2000 compliant. Currently, four programmers are performing a detailed review of all in-house programming code, which for discussion purposes, is segregated into three primary operating systems: a) point of sale ("POS") transactions;
b) cash management; and c) merchandise inventory purchasing and management. although this segregation is not all-inclusive, it provides an understanding of the systems vital to conduct business as a soft apparel retailer.

Point of Sale Transactions: The Company transacts sales with customers using IBM 4690 registers. Register systems are controlled within each store location by an IBM PC controller which facilitates communication to the corporate office mainframe system, an IBM AS400. IBM has certified that the 4690 registers are year 2000 compliant. The Company has replaced all in-store IBM PC Controllers within the past 18 months as a component of its ongoing communications enhancements program, exclusive of any year 2000 remediation strategy, and therefore in the Company's normal capital expenditures budget. These recently purchased in-store PC controllers have been certified as year 2000 compliant by IBM. The Company offers credit through its proprietary charge card and through the use of major bankcards (Mastercard, Visa and Discover). With regard to its proprietary charge card, AS400 based systems controlling the authorization of both new accounts and individual transactions on existing accounts have been reviewed and all necessary programming chnages related to the year 2000 have been completed. The Company uses industry leader First Data Corp. to authorize and clear bankcard transactions. The Company is in the process of obtaining year 2000 compliance assurance from First Data Corp. Accordingly, management expects to be able to transact sales with customers without significant interruption related the date change to the year 2000 situation.

Cash Management - Sources:  The Company's material sources of cash are
a) in-store cash transactions; b) payments on outstanding proprietary charge card balances; and c) reimbursement for bankcard sales transactions. The Company's AS400 based cash management system related to receipts has been reviewed and all necessary programming changes related to the year 2000 have been completed. The Company manages proprietary charge accounts and produces monthly customer statements using an AS400 based system. The review of this system is complete and programming changes related to the year 2000 are approximately 80% complete, with an April 1999 target completion date. The Company's material corporate cash accounts are with Fleet bank. The Company is in the process of obtaining year 2000 compliance assurance from Fleet Bank that individual store accounts can be drafted and reimbursements from First Data Corp. can be received. Management does not anticipate significant interruption to cash inflows as a result of the year 2000 situation.

Cash Management - Disbursements: The Company's major cash disbursements are for merchandise purchases, SG&A expenses and payroll. The review for year
2000 compliance and all related programming changes have been completed. However, actual parallel testing will not take place until April 1999. At this point, the risk exists that: i) due dates are not calculated correctly and ii) associate time and attendance systems may generate incorrect information. The most reasonable worst case scenario would require the Company to generate merchandise and expense disbursements daily and require hourly associates to work with regimented schedules mirroring those of salaried associates. Additional costs associated with this most reasonable worst case scenario would not be material to the financial position or results of operations of the Company.

Merchandise Purchasing and Management: The Company purchases merchandise inventory from over 1,200 vendors, with no individual vendor representing more than 10% of total purchases. Purchase orders are produced, merchandise is received, and inventory is tracked using an AS400 based purchasing management system. The review of this in-house system is complete, and approximately 70% of the programming required to ensure year 2000 compliance has been completed. The system is expected to be substantially compliant, including testing, by May 1999. The Company has begun communications with its top vendors to determine year 2000 compliance. Risks include an interrruption in a portion of the merchandise flow in the first fiscal quarter of 2000. January and February purchases are traditionally lowest volume months of the year, and represent predominately Spring and early Summer fashions. Any interruption to the merchandise flow can impact the Company's profitability, but management believes an interruption to a portion of the merchandise flow in January and/or February would not result in material, adverse consequences.

The costs associated with the evaluation and modification of its information systems are being expensed as incurred and are not material to the financial position or results of operations of the Company. To date, the Company has not completed a comprehensive contingency plan to address year 2000 non-compliance. Contingency planning is being performed in conjunction with the year 2000 compliance analysis by major information system.

FORWARD-LOOKING STATEMENTS
Certain statements in this annual report are forward-looking, based on the Company's evaluation of historical information and judgments on future events, based on the best information available at the time. Underlying these statements are risks and uncertainties which could cause actual results to differ materially from those forward-looking statements. These risks and uncertainties include, but are not limited to: i) consumer demand for the Company's soft-apparel merchandise; ii) competitive and consumer demographic shifts within the Company's markets; iii) the Company's access to, and cost of, capital; iv) the Company's ability to locate and open new store locations on a timely and profitable basis; v) the Company's ability to integrate acquired stores into Peebles' overall operations on a timely basis; vi) the successful management of inventory levels, related costs and selling, general and administrative costs; and vii) the timely resolution of year 2000 compliance issues by the Company and its vendors.