Form 10-Q
period 1999-05-01
PEEBLES INC
filed 1999-06-08
CIK 804125

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549

                             ________________________

                                     FORM 10-Q


                Quarterly Report Pursuant to Section 15(d) of the
                         Securities Exchange Act of 1934

                        For the Quarter Ended May 1, 1999
                   Commission file number             33-27126
                                                      --------

                                   PEEBLES INC.
               (Exact name of registrant as specified in its charter)

              Virginia                                54-0332635
      ----------------------                        ---------------
     (State of Incorporation)                      (I.R.S. Employer
                                                    Identification No.)

         One Peebles Street
   South Hill, Virginia 23970-5001                   (804) 447-5200
   -------------------------------                   --------------
  (Address of principal executive offices)         (Telephone Number)


Indicate by check (x) mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes__x___. No_____.

As of May 1, 1999, 1,000 shares of Common Stock of Peebles Inc.
were outstanding.

Item 1.   Financial Statements
CONDENSED CONSOLIDATED BALANCE SHEET
PEEBLES INC. & SUBSIDIARIES
(in thousands, except shares and per share amounts)

                            May 1, 1999    January 30, 1999    May 2, 1998
                            -----------    ----------------    -----------
                            (Unaudited)                        (Unaudited)
ASSETS
CURRENT ASSETS
  Cash                        $    109          $     64         $    307
  Accounts receivable, net      29,739            33,495           28,479
  Merchandise inventories       79,328            71,362           58,911
  Prepaid expenses               1,647             1,084            1,274
  Income taxes receivable          657             1,045              788
  Other                          1,217             1,289              701
                               -------           -------          -------
TOTAL CURRENT ASSETS           112,697           108,339           90,460

PROPERTY AND EQUIPMENT, NET     53,145            51,949           40,313

OTHER ASSETS
  Excess of cost over net
     Assets acquired, net       40,537            41,017           34,904
  Deferred financing cost        2,940             3,289            2,605
  Other                          3,269             3,692            3,625
                               -------           -------          -------
                                46,746            47,998           41,134
                               -------           -------          -------
                              $212,588          $208,286         $171,907
                               =======           =======          =======

LIABILITIES AND STOCKHOLDERS EQUITY

CURRENT LIABILITIES
  Accounts payable            $ 13,943          $ 17,516         $ 10,593
  Accrued compensation and
    other expenses               4,618             6,625            3,727
  Deferred income taxes          2,433             2,433            4,592
  Current maturities of long-
    term debt                    3,700             3,700            4,632
  Other                          2,057             2,271            1,114
                               -------           -------          -------
TOTAL CURRENT LIABILITIES       26,751            32,545           24,658
LONG-TERM DEBT                 116,054           106,325           85,100
LONG-TERM CAPITAL LEASE
   OBLIGATIONS                     836               896            1,088
DEFERRED INCOME TAXES            6,990             6,990            5,025
STOCKHOLDERS' EQUITY
  Preferred stock--no par
    value, authorized
    1,000,000shares, none
    issued and outstanding          --                --              --
  Common stock-- par value
    $.10 per share,
    authorized 5,000,000
    shares, 1,000 issued and
    outstanding.                     1                 1               1
  Additional capital            59,307            59,307          59,307
  Retained earnings
    (deficit):  accumulated
    from May 27, 1995;           2,649             2,222          (3,272)
                               -------           -------         -------
                                61,957            61,530          56,036
                               -------           -------         -------
                              $212,588          $208,286        $171,907
                               =======           =======         =======
See notes to condensed consolidated financial statements

CONDENSED CONSOLIDATED STATEMENT OF INCOME
PEEBLES INC. & SUBSIDIARIES
in thousands, except shares and per share amounts)

(Unaudited)
                                        Three-Month Period Ended
                                      ----------------------------
                                      May 1, 1999      May 2, 1998
                                      -----------      -----------

NET SALES                               $ 64,422         $ 51,013

COSTS AND EXPENSES
  Cost of sales                           39,063           31,225
  Selling, general and administrative
    expenses                              19,713           14,800
  Depreciation and amortization            2,129            1,849
                                         -------          -------
                                          60,905           47,874
                                         -------          -------
     OPERATING INCOME                      3,517            3,139

INTEREST EXPENSE                           2,755            2,200
                                         -------          -------
INCOME BEFORE INCOME TAXES                   762              939

INCOME TAXES
   Federal, state and deferred               335              376
                                         -------          -------
NET INCOME                              $    427         $    563
                                         =======          =======
RETAINED EARNINGS (DEFICIT) BEGINNING
   OF PERIOD                               2,222           (3,835)
                                         -------          -------
RETAINED EARNINGS (DEFICIT) END OF
   PERIOD                               $  2,649         $ (3,272)
                                         =======          =======
EARNINGS PER SHARE                      $    427         $    563
                                         =======          =======
Weighted average common stock
   outstanding                             1,000            1,000
                                         =======          =======
See notes to condensed consolidated  financial statements

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
PEEBLES INC. & SUBSIDIARIES
(in thousands)

(Unaudited)
                                      Three-Month Period Ended
                                    -----------------------------
                                    May 1, 1999       May 2, 1998
                                    -----------       -----------

OPERATING ACTIVITIES
Net income                              $   427           $   563
Adjustments to reconcile net income to
  net cash used in operating
  activities:
     Depreciation                         1,557             1,318
     Amortization                           921               820
     Changes in operating assets and
       liabilities:
         Accounts receivable              3,756             3,102
         Merchandise inventories         (7,966)             (944)
         Accounts payable                (3,573)           (3,013)
         Other assets and liabilities    (1,860)           (2,162)
                                        -------            ------
NET CASH USED IN OPERATING ACTIVITIES    (6,738)             (316)

INVESTING ACTIVITIES
Purchase of property and equipment       (2,854)           (2,917)
Other                                       (92)             (464)
                                        -------            ------
NET CASH USED IN INVESTING ACTIVITIES    (2,946)           (3,381)

FINANCING ACTIVITIES
Proceeds from revolving line of credit  102,567            75,876
Reduction in revolving line of credit
   and long-term debt                   (92,838)          (72,304)
                                        -------            ------
NET CASH PROVIDED BY FINANCING
   ACTIVITIES                             9,729             3,572
                                        -------            ------
INCREASE (DECREASE) IN CASH AND CASH
   EQUIVALENTS                               45              (125)

Cash and cash equivalents beginning of
   period                                    64               432
                                        -------            ------
CASH AND CASH EQUIVALENTS END OF
   PERIOD                              $    109           $   307
                                        =======            ======
See notes to condensed consolidated financial statements

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
PEEBLES INC. & SUBSIDIARIES
May 1, 1999

(in thousands)

NOTE A-ORGANIZATION AND BASIS OF PRESENTATION

CONSOLIDATION: The consolidated financial statements include the accounts of Peebles Inc. and its wholly owned subsidiaries, Carlisle Retailers, Inc. and Ira A. Watson Co., (together
"Peebles" or the "Company"). All significant intercompany balances and transactions have been eliminated.

The Watson Merger: On June 29, 1998, Peebles Inc. acquired the Ira A. Watson Co. ("Watson's") for a cash purchase price of $4,451, which included $1,848 paid to the equity holders of Watson's, $1,352 paid to a financial services company for the proprietary credit card accounts receivable, $1,251 in acquisition expenses. The purchase method of accounting was used to allocate the purchase price as follows:

  Purchase Price                                     $  4,451
     Tangible net assets (liabilities) acquired:
       Accounts receivable, net            $  1,185
       Merchandise inventory, net            10,000
       Fixed assets, net                      5,446
       Bank debt                            (10,403)
       Trade liabilities, net                (6,290)
       Other net liabilities                 (1,589)
                                           --------
          Tangible net assets (liabilities) acquired   (1,651)
                                                      -------
  Excess of cost over net assets acquired            $  6,102
                                                      =======

The excess of cost over net assets acquired is being amortized over a twenty-five year period beginning June 29, 1998.

The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal and recurring accruals) considered necessary for a fair presentation have been included. In addition, the operating results for the current fiscal periods are not necessarily indicative of the results that may be expected for the fiscal year ended January 29, 2000, due to the seasonal nature of the business of Peebles. For further information, refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the fiscal year ended January 30, 1999. Certain amounts presented for first Fiscal Quarter of 1998 have been reclassified to conform to the presentation of the first Fiscal Quarter of 1999.

NOTE B-ACCOUNTS RECEIVABLE

Accounts receivable are shown net of $1,700, $1,700 and $1,400, representing the allowance for uncollectible accounts at May 1, 1999, January 30, 1999 and May 2, 1998, respectively. As a service to its customers, the Company offers credit through the use of its own charge card, certain major credit cards and a layaway plan. The Peebles' customer usually resides in the local community immediately surrounding the store location. Peebles stores serve these local customers in 15 states: Virginia, Tennessee, North Carolina, Maryland, Kentucky, West Virginia, Alabama, Pennsylvania, South Carolina, Ohio, Delaware, New York, Indiana, New Jersey and Missouri. The Company does not require collateral from its customers.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
PEEBLES INC. & SUBSIDIARIES

NOTE C-MERCHANDISE INVENTORIES

Merchandise inventories are accounted for by the retail inventory method applied on a last in, first out ("LIFO") basis. In connection with an acquisition of the Company in May 1995 accounted for using the purchase method, the then existing LIFO reserve was eliminated and a new LIFO base year was established, which included an adjustment to fair value (the "Fair Value Adjustment"). The net effect of the LIFO and market reserves adjusts inventory to lower of LIFO cost or market.

Merchandise inventories consisted of the following:

                               May 1, 1999  January 30, 1999  May 2, 1998
                               -----------  ----------------  -----------
Merchandise inventories at
   FIFO cost                     $ 73,284        $ 65,288       $ 52,323
Fair Value Adjustment               7,436           7,436          7,436
LIFO/market  reserve               (1,392)         (1,362)          (848)
                                  -------         -------        -------
Merchandise inventories at
   lower of cost or market       $ 79,328        $ 71,362       $ 58,911
                                  =======         =======        =======

NOTE D-INCOME TAXES

Differences between the effective rate of income taxes and the statutory rate arise principally from the state income taxes and non-deductible amortization related to certain purchase accounting adjustments.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS

(in thousands)

RESULTS OF OPERATIONS

The following management's discussion and analysis provides information with respect to the results of operations for the three-month period (or "Fiscal Quarter") ended May 1, 1999 in comparison with the Fiscal Quarter ended May 2, 1998. The consolidated operations of the Company for the Fiscal Quarter ended May 1, 1999 include the results of 117 stores open the entire three-month period and 2 stores opened during that time period. In the prior year comparable period ended May 2, 1998, 84 stores were in operation the entire three-month period, and 4 new store locations were opened during the Fiscal Quarter. In the twelve-month period following May 2, 1998, the Watson Merger added 22 stores to consolidated operations on June 29, 1998, 5 stores were acquired from a retailer exiting those markets and 4 new locations were added, including the 2 opened during the first Fiscal Quarter of 1999.

The Company defines a comparable store as having operations for the entire twelve-month period in both the current and previous fiscal years. For fiscal 1999, 84 stores will have had operations for the entire twelve- month periods ending January
29, 2000 and ended January 30, 1999.


                                    Three-Month Period Ended
                                    ------------------------
                                       May 1,         May 2,
(dollars in thousands)                  1999           1998
                                      -------        -------
Net sales                            $ 64,422       $ 51,013
  % increase                             26.3%          13.0%

Comparable stores % (decrease)
   increase in net sales:               (2.6)%           6.2%

Stores in operation at period end         119             88

Operations as a Percentage of
   Net Sales:
------------------------------
Cost of sales                           60.6%           61.2%
Selling, general & administrative
   expenses                             30.6            29.0
Depreciation and amortization            3.3             3.7
                                       -----           -----
Operating Income                         5.5             6.1
Interest Expense                         4.3             4.3
Provision for income taxes                .5              .7
                                       -----           -----
Net Income                                .7%            1.1%
                                       =====           =====

The $13,409, or 26.3%, increase in net sales for the three-month period ended May 1, 1999 was solely due to the new store growth during the twelve-month period subsequent to May 2, 1998. Net sales at comparable stores declined 2.6%, or $1,307 comparing the Fiscal Quarters ended May 1, 1999 and May 2, 1998. Consumer demand for early Spring merchandise was weaker in the first Fiscal Quarter of 1999 in comparison to the same period in 1998. In addition, strong January sales had depleted the per store inventory of winter clearance merchandise. The lower inventory levels of clearance merchandise further weakened sales in the first Fiscal Quarter, but improved the cost of sales, in comparison to the prior year.

Cost of sales as a percentage of net sales for the three-month periods ended May 1, 1999 and May 2, 1998 were 60.6% and 61.2%, respectively. At comparable stores, cost of sales improved from 61.0% in the first Fiscal Quarter of 1998 to 60.0% in the fiscal 1999 three-month period. The improvement in cost of sales at comparable stores offset the decrease in sales at comparable stores such that gross margin dollars in the Fiscal Quarter ended May 1, 1999 were flat with same period in the prior year. In non-comparable stores, cost of sales were 62.7% in the first Fiscal Quarter of 1999. New and acquired store locations, especially those in markets new to the Company, typically run a higher cost of sales percentage relative to mature stores due to heavier promotions and the lack of comparable sales history.

Selling, general and administrative expenses, exclusive of depreciation and amortization, were 30.6% and 29.0% as a percentage of net sales in the first Fiscal Quarter of 1999 and 1998, respectively. The increase is primarily a result of the new store growth and the operation of a second distribution center in Knoxville, Tennessee. The second distribution center was acquired in the Watson Merger, June 29, 1998, subsequent to the close of the first Fiscal Quarter of 1998. New and acquired stores are planned to have a higher expense structure than mature stores for the first 12 to 18 months of operation as advertising and payroll expenses are increased to achieve a market presence. In addition, newer stores typically have higher occupancy costs than mature stores.

Depreciation and amortization expenses as a percentage of net sales declined to 3.3% in the first Fiscal Quarter of 1999, from 3.7% in the comparable prior year period. Amortization expense increased due to the goodwill and deferred financing costs capitalized in the Watson Merger. Depreciation expense increased primarily due to the capital expenditures required in the 31 store locations opened during the twelve-month period subsequent to May 2, 1998. These increases however, were leveraged by the increase in total net sales.

Interest expense was 4.3% of net sales for the three-month periods ended May 1, 1999 and May 2, 1998. Total average outstanding debt during the Fiscal Quarter ended May 1, 1999 was significantly higher than the prior year three-month period ended May 2, 1998. Increases in borrowings were a result of funding the Watson Merger at June 29, 1998, and the additional funding for inventory and capital expenditures associated with the 31 store locations opened during the twelve-month period subsequent to May 2, 1998. Partially offsetting the effect of increased borrowings on interest expense was an effective borrowing rate which was generally lower in the Fiscal Quarter ended May 1, 1999 than in the prior year comparable period.

The income tax expense for the three-month period ended May 1, 1999 was $335 compared to $376 for the comparable prior year period ended May 2, 1998. The effective income tax rate for the current Fiscal Quarter is 44.0% versus 40.0% for the comparable prior year period. The effective tax rate differs from the statutory rate primarily due to state income taxes and nondeductible amortization relating to certain acquisition related assets.

As a result of the changes discussed above, net income for the three-month periods ended May 1, 1999 and May 2, 1998 was $427 and $563, respectively.

LIQUIDITY AND CAPITAL RESOURCES

The Company's primary cash requirements are for capital expenditures in connection with the new store expansion and remodeling program and for working capital needs. The Company's primary sources of funds are cash flow from continuing operations, borrowings under the 1998 Credit Agreement and trade accounts payable. Merchandise inventory levels typically build throughout the fall, peaking during the Christmas selling season, while accounts receivable peak during December and decrease during the first quarter. Capital expenditures typically occur evenly throughout the first three quarters of each year.

During the first Fiscal Quarter of 1999, operating activities used cash of $6,738, compared to $316 in the prior year comparable period. The Spring build up of merchandise inventory levels was more significant in the current year than in the prior year. The inventory requirements of the 31 store locations opened during the twelve-month period following May 2, 1998 used a greater amount of cash, and for the 22 former Watson's stores, the Spring was the first selling season where the Company could adjust the inventory to a mix more representative of a typical Peebles store. Increases to inventory levels were partially offset by more cash provided from the reduction in accounts receivable and an increase in income before depreciation and amortization. The Company had working capital of $85,946 and $65,802 at May 1, 1999 and May 2, 1998, respectively.

Capital expenditures are the primary use of cash in investing activities. In the current Fiscal Quarter, capital expenditures totaled $2,854, down slightly from $2,917 in the comparable prior year period. New store locations accounted for the majority of the capital expenditures in both the current and prior years. During the three-month period ended May 1, 1999, the Company opened 2 new store locations and completed several planned remodelings/space reallocations. Including a new store location opened on May 6, 1999, total store gross square footage has grown approximately 65,000. In the comparable prior year period, the Company opened 4 new store locations totaling approximately 77,000 gross square feet.

The Company currently plans to open a total of 5 new store locations in fiscal 1999, adding approximately 114,000 gross square feet. The Company has signed non-cancelable leases for all five planned locations, with the final two stores scheduled to open in the third Fiscal Quarter of 1999. Based on historical experience, the Company estimates that the cost of opening a new store will include capital expenditures of approximately $425 for leasehold improvements and fixtures and approximately $425 for initial inventory, approximately one-third of which is normally financed through vendor credit. Accounts receivable for new stores typically build to 15% of net sales or approximately $300 within 24 months of the store opening. The Company may also incur capital expenditures to acquire existing stores.

The Company finances its operations, capital expenditures, and debt service payments with funds available under its Revolver. The maximum amount available under the Revolver is $75 million less amounts outstanding under letters of credit. The actual amount available is determined by an asset-based formula. In the three-month period ended May 1, 1999, the Company drew a net $9,729, primarily for inventory and capital expenditures. In the comparable prior year period, the Company drew a net $3,572, again reflecting the lesser inventory requirements of the prior year first Fiscal Quarter. The Company believes the cash flow generated from operating activities together with funds available under the Revolver will be sufficient to fund its investing activities and the debt service of the 1998 Credit Agreement.

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

MARKET RISK

The Company's interest expense is affected by changes in short-term interest on the debt outstanding under the 1998 Credit Agreement. The 1998 Credit Agreement bears interest at rates based on both the LIBOR and prime lending rates (the "Borrowing Rates"). Assuming: i) the Borrowing Rates vary by 100 basis points from their current levels at any given fiscal month, and
ii) the Company maintains an aggregate outstanding debt balance subject to these rates of $120,000 during the fiscal month of variance, interest expense would vary by approximately $100 for that fiscal month.

YEAR 2000 TECHNOLOGICAL ISSUES

In 1998, the Company completed an assessment of the impact on technological systems, information and non-information, of date-related processing when the year changes to 2000 and those systems do not recognize this year as greater than 1999. The Company's primary information systems are on two IBM AS400 mainframes, with the majority of the software developed internally. The Company uses purchased software, both packaged and customized, and certain local networks as support systems interfacing with the mainframe system. Non-information systems support physical operations and are primarily purchased or leased from third parties.

The Company implemented in-house programming standards to address the year 2000 in 1985, and as a result, the majority of internally developed software was written with a four digit date field to properly process information after the year becomes 2000. The programming code has been reviewed, however, for all internally developed software to look for possible processing problems related to the year 2000. All programming code modifications necessary to properly process information in the year 2000 have been completed. The Company expects to complete testing of all major systems which do not rely or interact with purchased software to verify accurate processing by September 1999.

Information systems which rely or utilize purchased software, either solely or in conjunction with internally developed software, have been evaluated for proper processing of the year 2000. The Company, with assistance and certification from applicable third parties, has completed its evaluation of all purchased information software and related systems and determined those requiring upgrades and those requiring replacement. All upgrades and/or replacement software are either in place and functional or scheduled to be installed and functioning by the end of September 1999.

Non-information systems critical to the Company's operations, including phone systems, energy management systems, security systems, and merchandise handling systems have either been certified by the appropriate third party to properly operate after January 1, 2000 or are in the process of remediation.

The Company relies on a number of third party business partners to operate its business. These business partners include merchandise vendors supplying the Company with inventory, banks serving corporate cash management and individual store locations, First Data Corp. providing bankcard authorization and reimbursement, the three major credit bureaus assisting in proprietary charge card account authorization and risk management, and a number of contract carriers delivering merchandise from vendors to the Company's two distribution centers. The Company has one merchandise supplier which represented 9% of purchases in 1998. No other vendor supplied the Company with more than 5% of its merchandise inventory in 1998. The Company is in continuing communication with its primary vendors to determine the impact on merchandise purchases of potential Year 2000 business interruptions. The Company has received assurances from a majority of its non-merchandise business partners that operations and services will be provided without interruption after the year turns to 2000.

Although there can be no guarantee that third parties are able to provide the same level of service after the year turns to 2000 as they are able to provide prior to that date, the Company believes that its operations will not be materially, adversely affected. Related to both its own information and non-information systems, the Company believes that preliminary, non-comprehensive contingency plans previously developed for a number of systems are no longer valid given the progress of remediation. The Company's normal and ongoing catastrophic failure plans for fire, natural disaster, extended power loss, and similar situations now serve as the primary contingency plan.

The costs associated with the evaluation and modification of information and non-information systems are being expensed as incurred and are not material to the financial position or results of operations of the Company.

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

Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information called for by this item is provided under the caption "Market Risk" under Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations.

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

                                   PEEBLES INC.

Date:   June 8, 1999           By /s/ Michael F. Moorman
                                   ---------------------
                                   Michael F. Moorman
                                   President and Chief Executive
                                   Officer
                                  (Principal Executive Officer)

                               By /s/ E. Randolph Lail
                                   -------------------
                                   E. Randolph Lail
                                   Chief Financial Officer,
                                   Senior Vice President-
                                   Finance, Treasurer and
                                   Secretary
                                  (Principal Financial Officer)