Form 10-Q
period 1999-07-31
PEEBLES INC
filed 1999-09-02
CIK 804125

SECURITIES AND EXCHANGE COMMISSION
                   Washington, D.C.  20549

                  ________________________

                          FORM 10-Q


      Quarterly Report Pursuant to Section 15(d) of the
               Securities Exchange Act of 1934

             For the Quarter Ended July 31, 1999
         Commission file number             33-27126
                                           -----------

                        PEEBLES INC.
   (Exact name of registrant as specified in its charter)

     	Virginia                         54-0332635
      ---------                        -----------
(State of Incorporation)             (I.R.S. Employer
                                     Identification No.)

   One Peebles Street
South Hill, Virginia 23970-5001       (804) 447-5200
-------------------------------       ----------------
(Address of principal executive      (Telephone Number)
          offices)



Indicate by check (x) mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes__x___. No_____.

As of July 31, 1999, 1,000 shares of Common Stock of Peebles
Inc. were outstanding.

Item 1.   Financial Statements

CONDENSED CONSOLIDATED BALANCE SHEET
 PEEBLES INC. & SUBSIDIARIES
(in thousands, except shares and per share amounts)
                                            July 31,  January 30,  August 1,
                                              1999      1999         1998
                                            --------  -----------  ---------
                                          (Unaudited)             (Unaudited)
ASSETS
CURRENT ASSETS
Cash                                          $   87    $     64    $    534
Accounts receivable, net                      30,355      33,495      28,269
Merchandise inventories           		          73,346      71,362      70,257
Prepaid expenses                               1,555       1,084       2,005
Income taxes receivable                          952       1,045          --
Other                                          2,578       1,289         875
                                              ------     -------     -------
                   TOTAL CURRENT ASSETS      108,873     108,339     101,940

PROPERTY AND EQUIPMENT, NET                   53,325      51,949      47,402
OTHER ASSETS
Excess of cost over net assets
   acquired, net                              40,057      41,017      41,623
Deferred financing cost                        2,609       3,289       3,986
Other                                          3,237       3,692       2,816
                                              ------     -------     -------
                                              45,903      47,998      48,425
                                              ------     -------     -------
                                            $208,101    $208,286    $197,767
                                             =======     =======     =======
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable                             $12,688     $17,516     $16,489
Accrued compensation and other expenses        4,346       6,625       5,197
Deferred income taxes                          2,433       2,433       4,592
Current maturities of long-term debt           3,700       3,700       3,600
Other                                          1,942       2,271       1,103
                                              ------     -------     -------
        TOTAL CURRENT LIABILITIES             25,109      32,545      30,981

LONG-TERM DEBT                               111,557     106,325     103,232
LONG-TERM CAPITAL LEASE OBLIGATIONS              777         896       1,037
DEFERRED INCOME TAXES                          6,990       6,990       5,025
STOCKHOLDERS' EQUITY
  Preferred stock- no par value,
     authorized 1,000,000 shares, none
     issued and outstanding                       --          --          --
  Common stock-- par value $.10 per
     share, authorized 5,000,000 shares,
     1,000 issued and outstanding.                 1           1           1
  Additional capital                          59,307      59,307      59,307
  Retained earnings (deficit):
     accumulated from May 27, 1995;            4,360       2,222      (1,816)
                                              ------     -------     -------
                                              63,668      61,530      57,492
                                              ------     -------     -------
                                            $208,101    $208,286    $197,767
                                             =======     =======     =======

See notes to condensed consolidated financial statements

CONDENSED CONSOLIDATED STATEMENT OF INCOME
 PEEBLES INC. & SUBSIDIARIES
(in thousands, except shares and per share amounts)
(Unaudited)

                                 Three-Month                  Six-Month
                                 Period Ended               Period Ended
                              --------------------      -------------------
                              July 31,    August 1,     July 31,   August 1,
                                1999       1998           1999       1998
                              --------    --------      --------   --------
NET SALES                     $70,547     $57,698      $134,969    $108,711

COSTS AND EXPENSES
Cost of sales                  41,228      33,512        80,291      64,737
Selling, general and           21,303      17,450        41,016      32,250
administrative expenses
Depreciation and amortization   2,140       1,828         4,269       3,677
                               ------      ------       -------     -------
                               64,671      52,790       125,576     100,664
OPERATING INCOME                5,876       4,908         9,393       8,047

INTEREST EXPENSE                2,820       2,482         5,575       4,682
                               ------      ------       -------     -------
INCOME  BEFORE INCOME TAXES     3,056       2,426         3,818       3,365
INCOME TAXES
Federal, state and deferred     1,345         970         1,680       1,346
                               ------      ------       -------     -------
NET INCOME                     $1,711      $1,456        $2,138      $2,019
                               ======      ======        ======      ======
RETAINED EARNINGS (DEFICIT)
   BEGINNING OF PERIOD          2,649      (3,272)        2,222      (3,835)

RETAINED EARNINGS (DEFICIT)
   END OF PERIOD               $4,360     $(1,816)       $4,360     $(1,816)
                               ======      ======        ======      ======

EARNINGS PER SHARE             $1,711      $1,456        $2,138      $2,019
                               ======      ======        ======      ======

Weighted average common stock
   outstanding                  1,000       1,000         1,000       1,000
                               ======      ======        ======      ======

See notes to condensed consolidated  financial statements

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
PEEBLES INC. & SUBSIDIARIES
(in thousands)
(Unaudited)

                                              Six-Month Period  Ended
                                              ------------------------
                                               July 31,       August 1,
                                                 1999           1998
                                              ---------       --------
OPERATING ACTIVITIES
Net income                                      $2,138           $2,019
Adjustments to reconcile net income to net
  cash (used in) provided by operating
  activities:
     Depreciation                                3,124            2,646
     Amortization                                1,842            1,626
     Provision for doubtful accounts               787              657
     Changes in operating assets and
        liabilities:
          Accounts receivable                    2,353            4,140
          Merchandise inventories               (1,984)          (1,682)
          Accounts payable                      (4,828)           2,378
          Other assets and liabilities          (3,690)          (3,319)
                                                ------           ------
 NET CASH (USED IN) PROVIDED BY OPERATING
    ACTIVITIES                                    (258)           8,465

INVESTING ACTIVITIES
Acquisition of the Ira A. Watson                    --           (4,451)
Purchase of property and equipment              (5,051)          (5,958)
Other                                               --              383
                                                ------           ------
NET CASH USED IN INVESTING ACTIVITIES           (5,051)         (10,026)

FINANCING ACTIVITIES
Proceeds from revolving line of credit         183,101          188,248
Reduction in revolving line of credit and
   long-term debt                             (177,769)        (191,577)
Proceeds from 1998 Credit Agreement-
   acquisition Ira A. Watson Co.                    --           24,000
Retirement of Ira A. Watson Co. Pre-
   acquisition bank debt & trade liabilities        --          (17,895)
Financing Fees- Credit Agreement, as
   amended and restated                             --           (1,113)
                                                ------           ------
NET CASH PROVIDED BY FINANCING ACTIVITIES       $5,332           $1,663
                                                ------           ------
INCREASE IN CASH AND CASH EQUIVALENTS               23              102

Cash and cash equivalents beginning of
   period                                           64              432
                                                ------           ------
CASH AND CASH EQUIVALENTS END OF PERIOD         $   87           $  534
                                                ======           ======

See notes to condensed consolidated financial statements

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
PEEBLES INC. & SUBSIDIARIES
July 31, 1999

(in thousands)


NOTE A-ORGANIZATION AND BASIS OF PRESENTATION
Consolidation: The consolidated financial statements include the accounts of Peebles Inc. and its wholly owned subsidiaries, Carlisle Retailers, Inc. and Ira A. Watson Co., (together "Peebles" or the "Company"). All significant intercompany balances and transactions have been eliminated. The Watson Merger: On June 29, 1998, Peebles Inc. acquired the Ira A. Watson Co. ("Watson's') for a cash purchase price of $4,451, which included $1,848 paid to the equity holders of Watson's, $1,352 paid to a financial services company for the proprietary credit card accounts receivable, $1,251 in acquisition expenses. The purchase method of accounting was used to allocate the purchase price as follows:

   Purchase Price                                  $  4,451
     Tangible net assets (liabilities) acquired:
       Accounts receivable, net          $  1,185
       Merchandise inventory, net          10,000
       Fixed assets, net                    5,446
       Bank debt                          (10,403)
       Trade liabilities, net              (6,290)
       Other net liabilities               (1,589)
       Tangible net assets (liabilities) acquired    (1,651)
                                                    -------
   Excess of cost over net assets acquired         $  6,102
                                                    =======

The excess of cost over net assets acquired is being amortized over a twenty-five year period beginning June 29, 1998.

The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal and recurring accruals) considered necessary for a fair presentation have been included. In addition, the operating results for the current fiscal periods are not necessarily indicative of the results that may be expected for the fiscal year ended January 29, 2000, due to the seasonal nature of the business of Peebles. For further information, refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the fiscal year ended January 30, 1999. Certain prior year amounts have been reclassified to conform to the current year presentation.

NOTE B-ACCOUNTS RECEIVABLE
Accounts receivable are shown net of $1,700, representing the allowance for uncollectible accounts at July 31, 1999, January 30, 1999 and August 1, 1998. As a service to its customers, the Company offers credit through the use of its own charge card, certain major credit cards and a layaway plan. The Peebles' customer usually resides in the local community immediately surrounding the store location. Peebles stores serve these local customers in 15 states: Virginia, Tennessee, North Carolina, Maryland, Kentucky, West Virginia, Alabama, Pennsylvania, South Carolina, Ohio, Delaware, New York, Indiana, New Jersey and Missouri. The Company does not require collateral from its customers.

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

Merchandise inventories consisted of the following:
                               July 31,     January    August 1,
                                 1999       30, 1999     1998
                               --------     --------   --------
 Merchandise inventories at
   FIFO cost                   $67,347      $65,288     $64,132
 Fair Value Adjustment           7,436        7,436       7,436
 LIFO/market  reserve           (1,437)      (1,362)     (1,311)
                              --------     --------    --------
 Merchandise inventories at
   lower of cost or market     $73,346      $71,362     $70,257
                                ======       ======      ======

NOTE D-INCOME TAXES
Differences between the effective rate of income taxes and the statutory  rate arise principally from state income taxes  and
non-deductible   amortization  related  to  certain   purchase
accounting adjustments.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS

(in thousands)

RESULTS OF OPERATIONS

The following management's discussion and analysis provides information with respect to the results of operations for the three-month period (or "Fiscal Quarter") and six-month period ended July 31, 1999 in comparison with the Fiscal Quarter and six-month period ended August 1, 1998. At July 31, 1999, the Company operated 120 stores, with one new store location opened during the period. New store growth has significantly impacted consolidated operations since June 29, 1998, when the Watson Merger added 24 stores. In the twelve-month period following August 1, 1998, 10 store locations were added to consolidated operations. In the third Fiscal Quarter of 1998, 2 of the former Watson stores were closed as planned.

The Company defines a comparable store as having operations for the entire twelve-month period in both the current and previous fiscal years. For fiscal 1999, 84 stores will have had operations for the entire twelve- month periods ending January 29, 2000 and ended January 30, 1999.


                                 Three-Month                  Six-Month
                                 Period Ended               Period Ended
                              --------------------      -------------------
                              July 31,    August 1,     July 31,   August 1,
                                1999       1998           1999       1998
                              --------    --------      --------   --------
(dollars in thousands)

Net sales                     $70,547     $57,698       $134,969   $108,711
 % increase                      22.3%       15.8%          24.2%      14.5%

Comparable stores % increase
   in net sales:                  3.6%        2.9%            .5%       4.5%

Stores in operation at
   period end                     120         112            120        112
Total stores opened during
  Period                            1          24              3         28

Operations as a Percentage of
         Net Sales:
-------------------------------
Cost of sales                    58.4%       58.1%         59.5%      59.5%
Selling, general &
  administrative expenses        30.2        30.2          30.4       29.7
Depreciation and amortization     3.1         3.2           3.1        3.4
                                 ----        ----          ----       ----
Operating Income                  8.3         8.5           7.0        7.4

Interest Expense                  4.0         4.3           4.2        4.3
Provision for income taxes        1.9         1.7           1.2        1.2
                                 ----        ----          ----       ----
Net Income                        2.4%        2.5%          1.6%       1.9%
                                 ====        ====          ====       ====

In the second Fiscal Quarter, net sales increased $12,849, or 22.3%, in comparison to the prior year as sales at comparable stores increased $1,862, or 3.6%, and sales at non-comparable stores increased $10,987. The sales increase in the second
Fiscal Quarter at comparable stores offset the $1,307, or 2.6%, decline in the three-month period ended May 1, 1999. In
the   current  fiscal  year,  consumer  demand  for   seasonal
merchandise was weaker than the prior year in early Spring, but strengthened in June and July. As a result, net sales at comparable stores increased $555, or .5%, comparing the six-
month  periods ended July 31, 1999 and August  1,  1998.   New
store   growth,  including  the  22  former  Watson's  stores,
provided the remaining $25,703 in net sales growth for the six-month period ended July 31, 1999. The former Watson's stores, opened the entire six-month period ended July 31, 1999, added $21,858 to net sales, versus a $4,587 contribution to net sales for both the three and six-month periods ended August 1, 1998.

Cost of sales as a percentage of net sales was 58.4% and 58.1% for the three-month periods ended July 31, 1999 and August 1, 1998, respectively, and 59.5% for each of the six-month periods then ended. At comparable stores, cost of sales was 58.1% and 57.9% as a percentage of net sales for the Fiscal Quarters ended July 31, 1999 and August 1, 1998, respectively. The slight increase in the cost of sales percentage is consistent with the earlier seasonal sales strength of the prior year Fiscal Quarter relative to the current year. Although sales for the current year Fiscal Quarter surpassed the prior year by the end of the three-month period, those sales increases occurred later in the seasonal markdown cycle. For the six-month periods ended July 31, 1999 and August 1, 1998, cost of sales as a percentage of net sales at comparable stores was 59.0% and 59.4%, respectively. The improvement in comparing the six-month periods results primarily from first Fiscal Quarter ended May 1, 1999, where a reduction in winter clearance markdowns favorably impacted cost of sales.

Cost of sales continues to be impacted by new store growth. New and acquired store locations, especially those in markets new to the Company, typically run a higher cost of sales percentage relative to mature stores. A greater number of promotions are used during the first few seasons after opening to establish market share. Cost of sales are also impacted by inventory levels and assortments based on expected performance only until a sales history is established. As the store location matures, inventory levels and assortments are adjusted to align with historical market demand, and cost of sales are favorably impacted.

Selling, general and administrative expenses ("SG&A") as a percentage of net sales, exclusive of depreciation and amortization, were 30.2% for each of the current and prior year second Fiscal Quarters. For the six-month periods ended July 31, 1999 and August 1, 1998, SG&A as a percentage of net sales were 30.4% and 29.7%, respectively. The increase is primarily a result of the new store growth. New and acquired stores are planned to have a higher expense structure than mature stores for the first 12 to 18 months of operation as advertising and payroll expenses are increased to achieve a market presence. In addition, newer stores typically have higher occupancy costs than mature stores.

Depreciation and amortization expenses as a percentage of net sales were 3.1% for both the three and six-month periods ended July 31, 1999. For the comparable prior year periods ended August 1, 1998, depreciation and amortization expenses were 3.2% and 3.4% of net sales. Amortization expense in the current fiscal year has increased in comparison to the prior year due to the goodwill and deferred financing costs capitalized in the Watson Merger. Depreciation expense has increased primarily due to the capital expenditures required in the newer store locations. These increases however, were leveraged by the increase in total net sales.

Interest expense was 4.0% and 4.3% of net sales for the Fiscal Quarters ended July 31, 1999 and August 1, 1998, respectively, and 4.2% and 4.3% for the six-month periods then ended. Increased borrowings to consummate the Watson Merger and to fund the inventory and capital expenditures for the newer store locations resulted in an increase in interest expense. This increase, however, was not proportionate to the increase in net sales.

The effective income tax rate for the three and six-month periods ended July 31, 1999 and August 1, 1998 was 44.0% and 40.0%, respectively. The effective tax rate differs from the statutory rate primarily due to state income taxes and nondeductible amortization relating to certain acquisition related assets.

As a result of the changes discussed above, net income for the three-month and six-month periods ended July 31, 1999 was 2.4% and 1.6% of net sales, respectively. For the prior year three and six-month periods ended August, 1998, net income as a percentage of net sales was 2.5% and 1.9%, respectively.

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

The Company's operating activities used cash of $258 in the six-month period ended July 31, 1999. In the six-month period ended August 1, 1998, operating activities provided cash of
$8,465. Accordingly, the Company's working capital grew to $83,764 at July 31, 1999, up from $70,959 at August 1, 1998.
Operating cash flow was adversely impacted by a change in the payment cycle required by Frederick Atkins, Inc., the international cooperative buying service the Company uses as a primary supplier of its private label merchandise. As a result of a financial restructuring at Frederick Atkins, Inc., the members, including the Company, have been required to significantly shorten the payment cycle for overseas purchases. As a result, trade accounts payable were lower during the three and six month periods and $4,828 less at July 31, 1999 than at January 30, 1999. In the prior year, trade accounts payable at August 1, 1998 had increased $2,378 over the balance at January 31, 1998. The Company continues to evaluate its ability to procure merchandise through the cooperative buying service under terms satisfactory to the Company. With alternative sources of similar merchandise available, the Company believes that if any change in the supplier becomes necessary, the interruption to the flow of merchandise will not be material to the overall purchasing process or the Company's merchandise mix. As the result of a July promotion for the Company's proprietary credit card holders, the accounts receivable balance declined less in the current year than in the prior, impacting operating cash flow and working capital by $2,353 in the six-month period ended July 31, 1999 versus $4,140 in the comparable prior year period ended August 1, 1998.

Capital expenditures are the primary use of cash in investing activities. In the six-month periods ended July 31, 1999 and August 1, 1998, capital expenditures totaled $5,051 and $5,958, respectively. New store locations accounted for the majority of the capital expenditures in both the current and prior years. In the current year, the Company has opened 3 new store locations totaling approximately 65,000 in gross square footage, and completed several planned store remodelings/space reallocations, primarily in the former Watson's stores. In the comparable prior year period, exclusive of the stores acquired in the Watson Merger, the Company opened 4 new store locations totaling approximately 77,000 gross square feet. In the prior year, the Company used investing cash of $4,451 in the Watson Merger.

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

The Company finances its operations, capital expenditures, and debt service payments with funds available under its Revolver. The maximum amount available under the Revolver is $75 million less amounts outstanding under letters of credit. The actual amount available is determined by an asset-based formula. In the six-month period ended July 31, 1999, the Company drew a net $5,332, primarily for working capital and capital expenditures. In the comparable prior year period, exclusive of the funding requirements of the Watson Merger, the Company reduced the outstanding Revolver balance by $3,329. The
Company believes the cash flow generated from operating activities together with funds available under the Revolver will be sufficient to fund its investing activities and the debt service of the 1998 Credit Agreement.

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

The Company implemented in-house programming standards to address the year 2000 in 1985, and as a result, the majority of internally developed software was written with a four digit date field to properly process information after the year becomes 2000. The programming code has been reviewed, however,  for all internally developed software  to  look  for possible processing problems related to the year 2000. All programming code modifications necessary to properly process information in the year 2000 have been completed. The Company has substantially completed testing of all major systems which do not rely or interact with purchased software to verify accurate processing. All testing is expected to be completed during September 1999.

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

Non-information systems critical to the Company's operations, including phone systems, energy management systems, security systems, and merchandise handling systems have either been certified by the appropriate third party to properly operate after January 1, 2000 or are not expected to be affected.

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

                        PEEBLES INC.

Date:   September 3, 1999          By   /s/    Michael F. Moorman
                                        -------------------------
                                               Michael F. Moorman
                                        President and Chief Executive Officer
                                       (Principal Executive Officer)

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