Form 10-Q
period 1999-10-30
PEEBLES INC
filed 1999-11-30
CIK 804125

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                    ________________________

                            FORM 10-Q


        Quarterly Report Pursuant to Section 15(d) of the
                 Securities Exchange Act of 1934

             For the Quarter Ended October 30, 1999
           Commission file number             33-27126
                                    ------------------

                          PEEBLES INC.
     (Exact name of registrant as specified in its charter)

         Virginia                                        54-0332635
       ------------                                     -------------
(State of Incorporation)                              (I.R.S.Employer
                                                        Identification No.)

     One Peebles Street
South Hill, Virginia 23970-5001                         (804) 447-5200
-------------------------------                        ----------------
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

As of October 30, 1999, 1,000 shares of Common Stock of Peebles
Inc. were outstanding.

ITEM 1.   FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED BALANCE SHEET
PEEBLES INC. & SUBSIDIARIES
(in thousands, except shares and per share amounts)

                                     October    January      October
                                    30, 1999    30, 1999    31, 1998
                                   -----------  --------  -----------
ASSETS                             (Unaudited)            (Unaudited)
CURRENT ASSETS
 Cash                                $     25   $     64     $    623
 Accounts receivable, net              30,227     33,495       28,746
 Merchandise inventories               91,407     71,362       92,487
 Prepaid expenses                       1,891      1,084        2,909
 Income taxes receivable                  973      1,045           --
 Other                                  2,599      1,289          804
                                      -------    -------      -------
           TOTAL CURRENT ASSETS       127,122    108,339      125,569

PROPERTY AND EQUIPMENT, NET            53,572     51,949       51,651
OTHER ASSETS
 Excess of cost over net assets
  acquired, net                        39,577     41,017       41,551
 Deferred financing cost                2,243      3,289        3,637
 Other                                  2,705      3,692        3,007
                                      -------    -------      -------
                                       44,525     47,998       48,195
                                      -------    -------      -------
                                     $225,219   $208,286     $225,415
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
 Accounts payable                    $ 22,423   $ 17,516     $ 26,894
 Accrued compensation and other
   expenses                             5,396      6,625        4,835
 Deferred income taxes                  2,433      2,433        4,592
 Current maturities of long-term debt   3,700      3,700        3,600
 Other                                  1,862      2,271        1,183
                                      -------    -------      -------
    TOTAL CURRENT LIABILITIES          35,814     32,545       41,104
LONG-TERM DEBT                        117,670    106,325      120,602
LONG-TERM CAPITAL LEASE OBLIGATIONS       717        896          986
DEFERRED INCOME TAXES                   6,990      6,990        5,025
STOCKHOLDERS' EQUITY
Preferred stock- no par value,
  authorized 1,000,000 shares, none
  issued and outstanding                   --         --           --
Common stock-- par value $.10 per
  share, authorized 5,000,000 shares,
  1,000 issued and outstanding.             1          1            1
Additional capital                     59,307     59,307       59,307
Retained earnings (deficit):
  accumulated from May 27, 1995;        4,720      2,222       (1,610)
                                      -------    -------      -------
                                       64,028     61,530       57,698
                                      -------    -------      -------
                                     $225,219   $208,286     $225,415
                                      =======    =======      =======

See notes to condensed consolidated financial statements

CONDENSED CONSOLIDATED STATEMENT OF INCOME
PEEBLES INC. & SUBSIDIARIES
(in thousands, except shares and per share amounts)

(Unaudited)

                         Three-Month Period Ended    Nine-Month Period Ended
                         ------------------------    -----------------------
                               October   October     October   October
                               30,1999   31,1998     30,1999   31, 1998
                              --------   --------    -------   --------

NET SALES                     $69,723     $65,601    $204,692  $174,312

COSTS AND EXPENSES
Cost of sales                  41,915      40,512     122,206  105,249
Selling, general and
administrative expenses        21,666      19,793      62,682    52,043
Depreciation and amortization   2,622       2,077       6,891     5,754
                               ------      ------     -------   -------
                               66,203      62,382     191,779   163,046
                               ------      ------     -------   -------
OPERATING INCOME                3,520       3,219      12,913    11,266

INTEREST EXPENSE                2,878       2,876       8,453     7,558
                               ------      ------     -------   -------
INCOME  BEFORE INCOME TAXES       642         343       4,460     3,708

INCOME TAXES
Federal, state and deferred       282         137       1,962     1,483

NET INCOME                     $  360      $  206     $ 2,498   $ 2,225
                               ======      ======     =======   =======

RETAINED EARNINGS (DEFICIT)
  BEGINNING OF PERIOD           4,360      (1,816)      2,222    (3,835)
                               ------      ------     -------   -------

RETAINED EARNINGS (DEFICIT)
  END OF PERIOD                $4,720      (1,610)      4,720    (1,610)

EARNINGS PER SHARE               $360        $206     $ 2,498   $ 2,225
                               ======      ======     =======   =======
Weighted average common stock
outstanding                     1,000       1,000       1,000    1,000
                               ======      ======     =======   =======

See notes to condensed consolidated  financial statements

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
PEEBLES INC. & SUBSIDIARIES
(in thousands)
(Unaudited)

                                              Nine-Month Period Ended
                                             --------------------------
                                              October          October
                                             30, 1999          31, 1998
                                             --------          --------
OPERATING ACTIVITIES
Net income                                   $  2,498         $  2,225
Adjustments to reconcile net income to net
 cash used in Operating activities:
   Depreciation                                 5,175            4,152
   Amortization                                 2,762            2,547
   Provision for doubtful accounts              1,156              999
   Changes in operating assets and
    liabilities:
      Accounts receivable                       2,112            3,321
      Merchandise inventories                 (19,945)         (23,912)
      Accounts payable                          4,907           12,783
      Other assets and liabilities             (2,731)          (5,022)
                                             --------         --------
 NET CASH USED IN OPERATING ACTIVITIES         (4,066)          (2,907)

INVESTING ACTIVITIES
Acquisition of Ira A. Watson Co.                   --           (4,451)
Purchase of property and equipment             (7,418)         (11,713)
Other                                              --              228
                                             --------         --------
NET CASH USED IN INVESTING ACTIVITIES          (7,418)         (15,936)

FINANCING ACTIVITIES
Proceeds from revolving line of credit        279,579          311,902
Reduction in revolving line of credit and
  long-term debt                             (268,134)        (297,860)
Proceeds from 1998 Credit Agreement-
  acquisition Ira A. Watson Co.                    --           24,000
Retirement of Ira A. Watson Co. Pre-
  acquisition bank debt & trade liabilities        --          (17,895)
Financing Fees- Credit Agreement, as
  amended and restated                             --           (1,113)
                                             --------         --------
NET CASH PROVIDED BY FINANCING ACTIVITIES      11,445           19,034

INCREASE (DECREASE) IN CASH AND CASH             (39)              191
  EQUIVALENTS

Cash and cash equivalents beginning of             64              432
  period
                                             --------         --------
CASH AND CASH EQUIVALENTS END OF PERIOD      $     25         $    623
                                             ========         ========

See notes to condensed consolidated financial statements

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
PEEBLES INC. & SUBSIDIARIES
October 30, 1999

(dollars in thousands)


NOTE A-ORGANIZATION AND BASIS OF PRESENTATION

Consolidation: The consolidated financial statements include the accounts of Peebles Inc. and its wholly owned subsidiaries, Carlisle Retailers, Inc. and Ira A. Watson Co. (together "Peebles" or the "Company"). All significant intercompany balances and transactions have been eliminated.
The Watson Merger: On June 29, 1998, Peebles Inc. acquired the Ira A. Watson Co. ("Watson's') for a cash purchase price of $4,451, which included $1,848 paid to the equity holders of Watson's, $1,352 paid to a financial services company for the proprietary credit card accounts receivable, and $1,251 in acquisition expenses. The purchase method of accounting was used to allocate the purchase price. The excess of cost over net assets acquired, $6,102, is being amortized over a twenty-five year period beginning June 29, 1998.
The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal and recurring accruals) considered necessary for a fair presentation have been included. In addition, the operating results for the current fiscal periods are not necessarily indicative of the results that may be expected for the fiscal year ended January 29, 2000, due to the seasonal nature of the business of Peebles. For further information, refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the fiscal year ended January 30, 1999. Certain prior year amounts have been reclassified to conform to the current year presentation.

NOTE B-ACCOUNTS RECEIVABLE

Accounts receivable are shown net of $1,700, representing the allowance for uncollectible accounts at October 30, 1999, January 30, 1999 and October 31, 1998. As a service to its customers, the Company offers credit through the use of its own charge card, certain major credit cards and a layaway plan. The Peebles' customer usually resides in the local community immediately surrounding the store location. Peebles stores serve these local customers in 15 states: Virginia, Tennessee, North Carolina, Maryland, Kentucky, West Virginia, Alabama, Pennsylvania, South Carolina, Ohio, Delaware, New York, Indiana, New Jersey and Missouri. The Company does not require collateral from its customers.

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

Merchandise inventories consisted of the following:

                               October     January    October
                               30, 1999   30, 1999    31, 1998
                               --------   ---------   ---------
 Merchandise inventories at
 FIFO cost                     $85,433      $65,288     $86,362
 Fair Value Adjustment           7,436        7,436       7,436
 LIFO/market reserve            (1,462)      (1,362)     (1,311)
                                ------       ------      ------
 Merchandise inventories at
   lower of cost or market     $91,407      $71,362     $92,487
                                ======       ======      ======


NOTE D-INCOME TAXES

Differences between the effective rate of income taxes and the statutory rate arise principally from state income taxes and non-deductible amortization related to certain purchase accounting adjustments.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS

(dollars in thousands)

RESULTS OF OPERATIONS

The following management's discussion and analysis provides information with respect to the results of operations for the three-month period (or "Fiscal Quarter") and nine-month period ended October 30, 1999 in comparison with the Fiscal Quarter and nine-month period ended October 31, 1998. At October 30, 1999, the Company operated 122 stores, with two new store locations opened October 28, 1999. New store growth has significantly impacted consolidated operations since June 29, 1998, when the Watson Merger added 24 stores.

The Company defines a comparable store as having operations for the entire twelve-month period in both the current and previous fiscal years. For fiscal 1999, 84 stores will have had operations for the entire twelve-month periods ending January 29, 2000 and ended January 30, 1999.

                                 Three-Month      Nine-Month
                                 Period Ended     Period Ended
                               ----------------  ----------------
                               October  October  October  October
                              30, 1999 31, 1998 30, 1999 31, 1998


Net sales                      $69,723  $65,601 $204,692 $174,312

% increase                         6.3%    25.2%    17.4%    18.3%

Comparable stores % increase
  (decrease) in net sales:          .4%    (2.8%)     .5%     1.9%

Stores in operation at
  period end                       122      111       122     111

Total stores opened (closed)
  during period                      2       (1)        5      27

Operations as a Percentage of
  Net Sales:
-----------------------------

Cost of sales                    60.1%     61.7%    59.7%   60.4%
Selling, general &
  administrative expenses        31.1      30.2     30.6    29.9
Depreciation and amortization     3.8       3.2      3.4     3.3
                                -----     -----    -----   -----
Operating Income                  5.0       4.9      6.3     6.4

Interest Expense                  4.1       4.4      4.1     4.3
Provision for income taxes         .4        .2      1.0      .8
                                -----     -----    -----   -----
Net Income                         .5%      .3%    1.2%     1.3%
                                ======   ======  ======   ======

Net sales growth continues to come primarily from new store locations. In the third Fiscal Quarter, net sales increased $4,122, or 6.3%, in comparison to the prior year, as sales at non-comparable stores increased $3,914. In comparing the nine-month periods ended October 30, 1999 and October 31, 1998, net sales increased $30,380, or 17.4%, with non-comparable stores providing a net sales increase of $29,619. In the twelve-month period following October 31, 1998, the Company opened 11 new store locations, 5 of which were opened in the current fiscal year.

Net sales at comparable stores increased $208, or .4%, during the third Fiscal Quarter as slightly weaker August sales, down 2.6%, were offset by moderate increases in September, up 2.2%, and October, up 1.6%. For the nine-month period ended October 30, 1999, net sales at comparable stores increased $761, or .5%. Comparable store net sales increases (decreases) as a percentage of the prior year comparable period were as follows for the last 11 Fiscal Quarters:

                                Fiscal Quarter
                    ----------------------------------
                    First   Second    Third     Fourth   Total Year
                    -----   ------    -----     ------   ----------
1997 vs. 1996        5.1%     7.7%     6.9%       3.3%       5.3%

1998 vs. 1997        6.2%     2.9%    (2.8%)     (1.2%)      0.9%

1999 vs. 1998       (2.6%)    3.6%      .4%        N/A       N/A

Cost of sales as a percentage of net sales improved significantly in comparing the three-month periods ended October 30, 1999 and October 31, 1998, at 60.1% and 61.7%, respectively. The improvement comes primarily from the stores acquired in the Watson Merger. In the prior year Fiscal Quarter ended October 31, 1998, deeper discounting was used to clear acquired inventory. At comparable stores, cost of sales was 60.1% and 60.7% as a percentage of net sales for the Fiscal Quarters ended October 30, 1999 and October 31, 1998, respectively. For the nine-month periods ended October 30, 1999 and October 31, 1998, cost of sales as a percentage of net sales was 59.7% and 60.4%, respectively. This improvement is primarily attributed to comparable stores, where cost of sales as a percentage of net sales was 59.1% and 59.7%.

Selling, general and administrative expenses ("SG&A") as a percentage of net sales, exclusive of depreciation and amortization, were 31.1% and 30.2% for Fiscal Quarters ended October 30, 1999 and October 31, 1998, respectively. For the nine-month periods ended October 30, 1999 and October 31, SG&A as a percentage of net sales were 30.6% and 29.9%, respectively.
The increase is primarily a result of the new store growth. New and acquired stores are planned to have a higher expense structure than mature stores for the first 12 to 18 months of operation as advertising and payroll expenses are increased to achieve a market presence. In addition, newer stores typically have higher occupancy costs than mature stores.

Depreciation and amortization expenses as a percentage of net sales were 3.8% and 3.4% for the three and nine-month periods ended October 30, 1999. For the comparable prior year periods ended October 31, 1998, depreciation and amortization expenses were 3.2% and 3.3% of net sales. The increase in depreciation expense is primarily due to the capital expenditures required in the newer store locations. Amortization expense in the current fiscal year has increased in comparison to the prior year due to the goodwill and deferred financing costs capitalized in the Watson Merger.

Interest expense was 4.1% and 4.4% of net sales for the Fiscal Quarters ended October 30, 1999 and October 31, 1998, respectively, and 4.1% and 4.3% for the nine-month periods then ended. Increased borrowings to consummate the Watson Merger and to fund the inventory and capital expenditures for the newer store locations resulted in an increase in interest expense. This increase, however, was not proportionate to the increase in net sales.

The effective income tax rate for the three and nine-month periods ended October 30, 1999 and October 31, 1998 was approximately 44.0% and 40.0%, respectively. The effective tax rate differs from the statutory rate primarily due to state income taxes and nondeductible amortization relating to certain acquisition related assets.

As a result of the changes discussed above, net income for the three-month and nine-month periods ended October 30, 1999 was .5% and 1.2% of net sales, respectively. For the prior year three and nine-month periods ended October 31, 1998, net income as a percentage of net sales was .3% and 1.3%, respectively.

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

The Company's operating activities used cash of $4,066 and $2,907 in the nine-month periods ended October 30, 1999 and October 31, 1998, respectively. The Company's working capital grew to $91,308 at October 30, 1999, up from $84,465 at October 31, 1998.
Operating cash flow was adversely impacted by a change in the payment cycle required by Frederick Atkins, Inc., the international cooperative buying service the Company uses as a primary supplier of its private label merchandise. As a result of a financial restructuring at Frederick Atkins, Inc., the members, including the Company, have been required to significantly shorten the payment cycle for overseas purchases. As a result, trade accounts payable were lower in comparison to the prior year in both the three and nine-month periods, and had increased only $4,907 over the January 30, 1999 balance. In the prior year, trade accounts payable at October 31, 1998 had increased $12,783 over the balance at January 31, 1998. The Company continues to evaluate its ability to procure merchandise through the cooperative buying service under satisfactory terms, and, with alternative sources of similar merchandise available, the Company believes that if any change in the supplier becomes necessary, the interruption to the flow of merchandise will not be material. Throughout the third Fiscal Quarter, inventory levels remained at planned levels, which were less than the prior year, as merchandise assortments at stores acquired in the Watson Merger were more representative of a typical Peebles store.

Capital expenditures are the primary use of cash in investing activities. In the nine-month periods ended October 30, 1999 and October 31, 1998, capital expenditures totaled $7,418 and $11,713, respectively. New store locations accounted for the majority of the capital expenditures in both the current and prior years. In the current year, the Company has opened 5 new store locations totaling approximately 114,000 in gross square footage, and completed several planned store remodelings/space reallocations, primarily in the former Watson's stores. In the comparable prior year period, the Company added 823,000 in gross square footage, including 725,000 gross square feet in the Watson Merger. Exclusive of the stores acquired in the Watson Merger, the Company opened 5 new store locations during the nine-month period ended October 31, 1998, and in November 1998, opened 6 additional stores totaling approximately 210,000 gross square feet.

The Company has now completed its fiscal 1999 expansion plans. Based on historical experience, the Company estimates that the cost of opening a new store will include capital expenditures of approximately $425 for leasehold improvements and fixtures and approximately $425 for initial inventory, approximately one-third of which is normally financed through vendor credit. Accounts receivable for new stores typically build to 15% of net sales or approximately $300 within 24 months of the store opening. The Company may also incur capital expenditures to acquire existing stores.

The Company finances its operations, capital expenditures, and debt service payments with funds available under its Revolver. The maximum amount available under the Revolver is $75 million less amounts outstanding under letters of credit. The actual amount available is determined by an asset-based formula. In the nine-month period ended October 30, 1999, the Company drew a net $11,445, primarily for working capital and capital expenditures. In the comparable prior year period, exclusive of the funding requirements of the Watson Merger, the Company drew a net $14,042. The Company believes the cash flow generated from operating activities together with funds available under the Revolver will be sufficient to fund its investing activities and the debt service of the 1998 Credit Agreement.

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

The Company implemented in-house programming standards to address the year 2000 in 1985, and as a result, the majority of internally developed software was written with a four digit date field to properly process information after the year becomes 2000. The programming code has been reviewed, however, for all internally developed software to look for possible processing problems related to the year 2000. All programming code modifications necessary to properly process information in the year 2000 have been completed. The Company has completed testing of all major systems which do not rely or interact with purchased software to verify accurate processing.

Information systems which rely or utilize purchased software, either solely or in conjunction with internally developed software, have been evaluated for proper processing of the year 2000. The Company, with assistance and certification from applicable third parties, has completed its evaluation of all purchased information software and related systems and determined those requiring upgrades and those requiring replacement. All upgrades and/or replacement software are in place and functioning.

Non-information systems critical to the Company's operations, including phone systems, energy management systems, security systems, and merchandise handling systems have either been certified by the appropriate third party to properly operate after January 1, 2000 or are not expected to be affected.

The Company relies on a number of third party business partners to operate its business. These business partners include merchandise vendors supplying the Company with inventory, banks serving corporate cash management and individual store locations, First Data Corp. providing bankcard authorization and reimbursement, the three major credit bureaus assisting in proprietary charge card account authorization and risk management, and a number of contract carriers delivering merchandise from vendors to the Company's two distribution centers. The Company has one merchandise supplier which represented 9% of purchases in 1998. No other vendor supplied the Company with more than 5% of its merchandise inventory in 1998. The Company is in continuing communication with its primary vendors to determine the impact on merchandise purchases of potential Year 2000 business interruptions. The Company has received assurances from a majority of its non-merchandise business partners that operations and services will be provided without interruption after the year turns to 2000. Although there can be no guarantee that third parties are able to provide the same level of service after the year turns to 2000 as they are able to provide prior to that date, the Company believes that its operations will not be materially, adversely affected. Related to both its own information and non-information systems, the Company believes that preliminary, non-comprehensive contingency plans previously developed for a number of systems are no longer needed given the progress of remediation. The Company's normal and ongoing catastrophic failure plans for fire, natural disaster, extended power loss, and similar situations now serve as the primary contingency plan.

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

                          PEEBLES INC.

Date:   November 29, 1999    By  /s/    Michael F. Moorman
                                       --------------------------
                                 Michael F. Moorman
                                 President and Chief Executive
                                 Officer
                                 (Principal Executive Officer)


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