Form 10-K405
period 2000-01-29
PEEBLES INC
filed 2000-04-26
CIK 804125

SECURITIES AND EXCHANGE COMMISSION
                    Washington, D.C.  20549
                    ----------------------

                           FORM 10-K

      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934

           For the fiscal year ended January 29, 2000
                                     ----------------
            Commission file number     33-27126
                                     ----------------

                          PEEBLES INC.
     (Exact name of registrant as specified in its charter)

           Virginia                               54-0332635
           --------                               ----------
    (State of incorporation)         (I.R.S. Employer Identification No.)

      One Peebles Street
     South Hill, Virginia                             23970-5001
     --------------------                             ----------
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

     As of April 1, 2000, 1,000 shares of common stock of Peebles
Inc. were outstanding.

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

                              NONE

                             PART I
ITEM 1.  BUSINESS.

GENERAL

     Peebles Inc. and its subsidiaries (together, "Peebles" or the "Company") operate 121 specialty department stores offering predominately soft-apparel, fashion merchandise for the entire family and selected decorative home accessories. Founded in 1891, the Company operates primarily in smaller communities in 15 southeastern and mid-Atlantic states. Peebles positions itself as the leading fashion retailer in these communities, which typically do not have a traditional mall-based department store, and locates its stores in the primary shopping destinations in its markets. Peebles offers its customers consistent value by providing a broad assortment of moderately priced national brands supplemented with quality private label merchandise. Peebles' attractive stores and visual presentation, advertising and promotional programs further reinforce its image as the market's fashion leader.

     Peebles Inc. was acquired by PHC Retail Holding Company ("PHC Retail"), effective May 27, 1995. PHC Retail, a closely held company, has no significant assets other than the shares of Peebles common stock it owns, and had no operations prior to the acquisition. The acquisition was accounted for using the purchase method of accounting, and, accordingly, a new accounting basis was established. The subsidiaries of Peebles Inc. are Carlisle Retailers, Inc. ("Carlisle's"), acquired in May 1996, and Ira A. Watson Co. ("Watson's"), acquired in June 1998. All store locations operate under the Peebles name.

     The Company's corporate headquarters is located in South Hill, Virginia. The Company operates two distribution centers, one adjacent to the corporate offices, and the other in Knoxville, Tennessee. The Knoxville facility was acquired in June 1998 in connection with the acquisition of Watson's.

     References to 1995, 1996, 1997, 1998 and 1999 relate to the Company's fiscal years ended February 3, 1996, February 1, 1997, January 31, 1998, January 30, 1999 and January 29,
2000, respectively. Fiscal years 1996, 1997, 1998 and 1999 each include 52 weeks. Fiscal year 1995 consisted of fifty-three weeks, with 17 weeks included in the four-month period ended May 27, 1995 and 36 weeks in the eight-month period ended February 3, 1996. References herein to 1995 relate to the fifty-three week period ended February 3, 1996.

OPERATING STRATEGY

      The following are key elements of Peebles' operating strategy:

     FOCUS ON SMALL MARKETS, DELIVER VALUE: Peebles locates its stores in smaller communities that typically do not have a fashion retailer. A Peebles market is generally between 10,000 and 25,000 households, but the Company is able to successfully operate in communities with as few as 5,000 households. Peebles provides the community with a shopping experience similar to that found in a larger, mall-based department store, but with a value emphasis. Lower initial markons and less promotional pricing result in a higher level of credibility with customers. Peebles' commitment to providing value to its customers is integral to developing repeat customers, a critical ingredient for success in smaller markets.

     OPERATE SMALLER, FLEXIBLE STORES: Peebles operates stores that are significantly smaller than the traditional full-line department store. Peebles' stores range in size from 11,000 to 72,000 square feet and average 29,400 gross square feet, 23,800 of which, on average, is devoted to selling. The Company operates profitably by varying the store size and layout to meet the needs of the individual market. A
     Peebles store remains as dynamic as the market, with space re-allocations performed regularly to meet changing customer demand.

     TAILOR FASHION TO LOCAL TASTES: The merchandise mix is tailored to individual stores to cater to local tastes and preferences. Soft-apparel fashion merchandise is predominate on the selling floor, as the Company emphasizes a broad selection of moderately-priced national brands and private label merchandise, which generally is not available through other retailers in the market. Cosmetics and selected home accessories are the primary complements to the apparel assortment, as fewer hard-line merchandise categories are offered. Customer feedback and store level, detailed sales information allow corporate buyers and store associates to work together to optimize the use of Peebles' smaller, yet flexible selling spaces to best meet customer demand. The store layout and visual presentation, customized to the individual market, targeted advertising and promotional programs, complete the Peebles image as the market's fashion leader.

     DEVOTION TO THE SALES FLOOR THROUGH A CENTRALIZED BACK
     OFFICE: Peebles believes successful operations are directly related to the time devoted to the sales floor. Store management and sales associates spend over 85% of their hours in a selling and customer service capacity. To make this possible, "back office" functions are centralized where efficient.

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

     OPENING NEW STORES: The Company plans to open five new stores in 2000 and six new stores in 2001. As of April 1, 2000, the Company had signed three leases for stores scheduled to open in 2000, representing approximately 55,000 in total square footage. The Company's new stores will be located in existing and contiguous markets where it can realize distribution efficiencies and where the Peebles concept and merchandise mix will correspond to local demographics. The Company explores a wider range of real estate options than retailers relying only on new shopping center development, and Peebles actively considers space vacated by other retailers.

     REMODELING AND RELOCATING STORES: In addition to new store growth, the Company has an ongoing remodeling program, both upgrading existing stores and reallocating selling space to provide its customers a pleasant, fashion-oriented shopping environment for the merchandise mix for that market. In 2000, the Company will relocate two existing stores to the desired shopping destinations in those markets, and six stores will undergo major remodeling.

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

     The Company targets communities having between 10,000 and 25,000 households, although the Company operates profitably in markets with as few as 5,000 households. In addition, the Company enters larger markets and suburban areas with 25,000 to 40,000 households where the customer base and competitive factors exhibit characteristics similar to markets where the Company's operating strategy has proven successful. The Company prefers to locate its stores in strip shopping centers and enclosed malls where other anchors such as a leading grocery, discount and drug retailers will create a destination shopping location. Of the 121 stores currently in operation, 89 are located in strip shopping centers, 23 in enclosed malls and 9 in downtown locations.

MERCHANDISING

     The Company's merchandise, approximately 85% of which is apparel, is targeted to middle income customers shopping for their families and homes. The Company has fewer departments than a traditional full-line department store, but strives to carry a wide assortment of merchandise within its targeted categories in order to appeal to a broad range of customers. To position itself as the primary fashion retailer in the community with merchandise not found elsewhere in the market, the Company emphasizes moderately-priced national brands, supplemented by a limited selection of prestige brand names and a selection of quality private label merchandise. Peebles merchandise is fashion responsive rather than fashion forward, limiting the Company's inventory exposure. The Company's stores carry apparel for the entire family, accessories and cosmetics, and decorative home accessories.

     Management believes that brand name merchandise is a significant attraction to its customers and intends to continue emphasizing such merchandise in its stores. For example, the Company carries nationally branded cosmetics in as many of its stores as possible because Peebles is typically the only retailer in the community where consumers can purchase that merchandise. While the gross margins on cosmetics are typically lower than the Company's average gross margin, the availability of this merchandise generates store traffic, which facilitates the sale of higher margin merchandise.

     In 1999, a majority of the merchandise sold by the Company was nationally branded merchandise. Key brands featured by the Company include:

     Ladies Tommy Hilfiger Jeans, Alfred Dunner, Koret, Kellwood, Liz Claiborne, Woolrich, Etienne Aigner, Playtex, Vanity Fair, Periwinkle, Halmode Apparel, Hanes, Item Eyes, Crystal Kobe, Byer of California, Gloria Vanderbilt, Levi, Pendleton, Lee;

     Men's                Ralph Lauren, Haggar, Levi, Nike, Arrow, Van
                          Heusen, Bugle Boy, Foria
                          International, Bayer Clothing,
                          Tropical Sportswear;

Young Men's and Juniors   Levi, Tommy Hilfiger Jeans,
                          Calvin Klein, Currants Jeri-Jo,
                          Union Bay, Byer of California,
                          Global Gold, Fritzi of
                          California, LEI, Wrapper, JNCO by
                          Revatex, Jones Apparel;

     Children's           American Character, H.H. Cutler, Gerson &
                          Gerson, Kids Headquarters, Baby
                          Togs, William Carter, Buster
                          Brown,

     Shoes Reebok, Nike, Nine West, Easy Spirit, Sketchers, Adidas, Keds, Candies, Aerosoles,
                          Brown Shoe, Wolverine, Candies;

     Home Springs, Westpoint-Stevens, World Bazaars, Dan River, International Silver, New
                          Creative Enterprises, Mikasa;

      Cosmetics           Estee Lauder, Clinique, Elizabeth Arden, Liz
                          Claiborne, Calvin Klein, Aramis,
                          Belae Brands, Lancaster Group,
                          Jessica McClintock; Designer
                          Fragrance;

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

     In order to efficiently utilize its selling space, Peebles tailors the merchandise selection at individual stores. The Company utilizes its knowledge of its markets and customers developed over 108 years, along with input from the store managers and sales associates, to allocate merchandise to the stores. The Company also maintains an inventory tracking system, which provides daily information as to sales and inventory levels by store, department, vendor, class, style, size and color. Based on this information, the Company analyzes market trends, identifies fast or slow moving merchandise and makes reordering, reallocation and pricing decisions on a daily basis.

     Peebles emphasizes value pricing and is less promotional than the traditional department store. It is the Company's pricing strategy to use lower initial markons and promote less, thereby maintaining a high level of credibility with its customers. Peebles' commitment to providing value to its customers is integral to creating repeat customers, a critical ingredient for success in smaller markets. Peebles is committed to offering "Great
Fashions, Great Prices, Everyday".  With this program,
Peebles prices merchandise as low as possible in order to generate sales. Products in this program are marketed through special point of sale displays and are featured in the Company's advertising.

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

     The Company's net advertising expenses in 1997, 1998 and 1999 were 2.1%, 2.4% and 2.7% of net sales, respectively, which the Company believes is lower than traditional department stores due to emphasis on an everyday fair price policy and a less promotional strategy. Net advertising expenses were higher in 1998 and 1999 due to the significant number of new store locations added in 1998.

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

     The Company purchases its merchandise from over 1,200 suppliers and is not dependent on any single source of supply. The Company has been a member of an international cooperative buying service (the "Co-Operative"), which the Company has taken advantage of particularly in connection with its imported private label merchandise. During 1997, 1998 and 1999, the Co-Operative was the Company's largest supplier, representing approximately 10%, 9% and 7%, respectively, of total purchases. The Co-Operative has announced it will cease operation in third fiscal quarter of 2000. The Company is currently working on obtaining access to, or purchasing, certain private label trademarks of the Co-Operative. The Co-Operative will continue to assist in the purchase of imported merchandise to be sold through the third fiscal quarter. The Company has obtained, or is in the process of obtaining, resources to supply the private label program. The Company believes that any disruption to the flow of merchandise as a result of the Co-Operative no longer being available as a resource will not be material to the overall purchasing process or the Company's merchandise mix.

     Virtually all merchandise is shipped directly from vendors to the Company's distribution centers where it is inspected, sorted, marked, ticketed, packed and shipped to the individual stores. The Company does not warehouse merchandise and has a three-day processing goal through the distribution centers. Merchandise is shipped floor ready to each store an average of twice a week on Company-owned trucks.

     The Company's distribution centers feature modern merchandise handling equipment and are located close to major interstates. Using one eight hour shift at each facility, future growth in existing and contiguous markets can be supported to approximately 200 store locations.

STORE OPERATIONS

     The Company has structured its store operations to maintain what management believes are key operating advantages, including a thorough knowledge of its customer base, the ability to share information between the stores, and cost efficient operations through centralization.

     Peebles performs as many traditional "back-office" functions as possible at the corporate level so that store management and sales associates can spend most of their time with customers. Non-sales store personnel are kept to a minimum due to control functions performed at the corporate offices, including sales associate scheduling, customer credit and merchandise ticketing. All stores use at least 85% of their total payroll hours in a selling capacity.

     Peebles encourages active participation of all store level management and sales associates in decisions affecting store operations and merchandise mix. Management regularly solicits input and suggestions from its employees who are closest to the customer. In addition to its management information systems, Peebles stays in close contact with store operations through its eleven regional managers. Each store manager reports to a regional manager. Regional managers visit their stores regularly to review merchandise presentation, personnel training and performance, enforcement of the Company's security procedures and adherence to Company operating procedures. Each quarter, corporate merchandising and operations executives meet with the regional managers to share information.

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

PEEBLES CHARGE CARD

     In 1997, 1998 and 1999, 34.3%, 28.5% and 27.6%,
respectively, of net sales were made using the Company's proprietary credit card. The decrease in 1998 and 1999 primarily reflects the impact of the former Watson's stores which had a proprietary charge percentage of approximately
6% when acquired in June 1998.  As of January 29, 2000, the
Company had approximately 730,000 credit card accounts, of which 190,000 were billed that month.

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

     The following table presents a summary of information relating to the Company's charge card sales and receivables

(dollars in thousands):

                                                      Period-End Allowance
                    Net Bad Debt                          For Doubtful
                     Expenses         Period-End           Accounts
                  ----------------      Total          --------------------
          Charge          % of Chg     Customer                 % of Total
  Years   Sales   Amount   Sales     Receivables       Amount   Receivables
  ------  -----   ------  --------   ------------      ------   -----------

  1997    74,657   1,327    1.8%       $32,981          1,400       4.2%
  1998    75,601   1,330    1.8%        35,195          1,700       4.8%
  1999    82,954   1,563    1.9%        39,749          1,800       4.5%


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

EMPLOYEES

     At January 29, 2000, the Company had 1,610 full-time employees and 2,054 part-time employees. None of the Company's employees is covered by a collective bargaining agreement. The Company considers its relations with its employees to be good.

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

TRADEMARKS

     The Peebles name is registered as a trademark and a servicemark of the Company. Additionally, the Company has registered several merchandise labels as trademarks under which it sells quality merchandise such as Cape ClassicT, Private ExpressionsT, Meherrin River OutfittersT and Sonoma
BayT.

REGULATION

     The Company is subject to federal, state and local laws and regulations affecting retail department stores generally. The Company believes that it is in substantial compliance with these laws and regulations.

ITEM 2.  PROPERTIES.

     All but one of the Company's stores are leased, and most of the leases contain renewal options. In gross square footage, the stores range in size from 11,000 square feet to 72,000 square feet, and average 29,400 square feet. In net selling square footage by state at January 29, 2000, the Company's stores were as follows:

   State     Stores  Net SQ Ft        State      Stores     Net SQ Ft
-----------  ------  --------      ----------    ------     ---------
Virginia        36    798,252      Pennsylvania     5        117,581
Tennessee       14    369,393      New York         4        111,884
North Carolina  13    260,822      Ohio             4         75,971
Kentucky        11    297,083      Delaware         3         80,611
Maryland         8    250,838      New Jersey       2         52,807
South Carolina   6    149,557      Indiana          2         49,614
West Virginia    6    130,580      Missouri         1         24,625
Alabama          6    107,039                     ----       -------
                                     Totals       121      2,876,657
                                                  ===      =========

     Store leases generally provide for a base rent of between $1.00 and $8.00 per square foot per year. Most leases also have formulas requiring the payment of additional rent based on a percentage of net sales above specified levels. In 1997, 1998 and 1999, the Company's aggregate rental payments on operating leases were approximately $9.4 million, $12.5 million and $15.3 million, respectively.

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

Item 4.     Submission of Matters to a Vote of Security
Holders.

                                NONE

                         PART II

ITEM 5.MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
       STOCKHOLDER MATTERS.

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

ITEM 6.   SELECTED FINANCIAL DATA.

The following selected historical consolidated financial data for Peeb les for the five fiscal years ended January 29, 2000 are derived from the Company's audited consolidated financial statements. Effective May 27, 1995, PHC Retail Holding
Company ("PHC Retail") acquired the entire equity interest of Peebles Inc. (the "1995 Acquisition"). The 1995
Acquisition was accounted for as a purchase; and accordingly, a new basis of accounting was begun. The data should be read in conjunction with the consolidated financial statements, related notes and other financial information included on Page F-0 of this annual report on Form 10-K.

(Dollars in thousands except per share and selected other data)

               Four-   Eight-
               Month   Month     Fiscal    Fiscal    Fiscal    Fiscal
               Period  Period     Year      Year      Year      Year
               Ended   Ended     Ended     Ended     Ended     Ended
               May 27  February  February  January   January   January
                1995   3, 1996   1, 1997   31, 1998  30, 1999  29, 2000
               ------  --------  --------  --------  --------  --------
           (Pre-1995
           Acquisition)

INCOME STATEMENT DATA:
Net sales      $49,163  $126,501 $194,206  $217,694  $265,215 $300,839
Cost of sales   29,935    72,994  116,236   130,820   159,067  178,657
                ------   -------  -------   -------   ------- --------
Gross margin    19,228    53,507   77,970    86,874   106,148  122,182

Selling, general
& administrative
expenses        14,639    33,275   54,400    60,324    76,402   86,139

Depreciation and
amortization     2,349     4,339    7,499     6,648     8,057    9,926

Stock option
Settlement       3,089       ---      ---       ---       ---      ---

Asset              ---       ---      ---       ---       ---    2,182
impairment

Asset              ---       ---   20,782       ---       ---      ---
revaluation
                ------    ------   ------    ------    ------   ------
Operating
income (loss)     (849)   15,893   (4,711)   19,902    21,689   23,935

Other income
(expenses)          77       (52)     687       444         9       --

Interest
expense          1,414     6,565    9,148     9,609    10,804   11,521
                ------    ------   ------    ------    ------   ------
Income (loss)
before income
taxes (benefit)
and extraordinary
item            (2,186)    9,276  (13,172)   10,737    10,894   12,414

Income taxes
(benefit)         (874)    4,246    1,743     4,687     4,837    5,385
                ------    ------   ------    ------    ------   ------
Income (loss)
before
extraordinary
item            (1,312)    5,030  (14,915)    6,050     6,057    7,029

Extraordinary
item              (216)      ---      ---       ---       ---      ---
                ------    ------   ------    ------    ------   ------

Net income
(loss)         $(1,528)  $ 5,030 $(14,915)  $ 6,050   $ 6,057  $ 7,029
               =======   ======= ========   =======   =======  =======

Net income
(loss) per
share          $   .52   $ 5,030 $(14,915)  $ 6,050   $ 6,057  $ 7,029
               =======   ======= ========   =======   =======  =======
Weighted
average
common stock
Outstanding   2,942,600    1,000    1,000     1,000     1,000    1,000

SELECTED OTHER DATA       Twelve-
                           Month
                           Data
Net sales per
store (000's)(1)           $3,032  $2,921    $2,835    $2,750   $2,705

Selling sq.ft.
per store (1)              26,300  26,032    24,550    24,305   24,070

Net sales per
selling sq.ft. (2)          $112    $108      $113      $113     $112

Comparable store
net sales increase
(decrease)(1)          (5)(1.0%)  (6)(1.3%)    5.3%      0.9%     1.3%

Number of stores
(end of period)               65      77        84       117      121

Total selling sq.
ft. (end of period)    1,656,000  1,879,000  2,022,000  2,803,000  2,880,000

Capital expenditures      $8,094     $8,783   $10,226    $13,391    $9,151
(000's)

BALANCE SHEET DATA      February    February   January    January   January
                        3, 1996     1, 1997    31, 1998   30, 1999  29, 2000

Working capital         $48,395     $58,213    $63,459    $75,246   $84,234

Net property and
equipment                33,308      33,460     38,749     51,949    53,063

Total assets            165,553     163,568    172,456    208,286   210,217

Total debt (3)           76,778      90,962     87,299    110,921   106,991

Stockholders'
equity (4)               64,338      49,423     55,473     61,530    68,559


SELECTED FINANCIAL DATA FOOTNOTE LEGEND

N/M*- Not meaningful.

<FN1>
(1) Only reflects data for comparable stores. Comparable stores for the current year are those stores which were open for the entire period in the immediately preceding year.
<FN2>
(2) Net sales per selling square feet per store is based on stores open one full year.
<FN3>
(3) Includes the long-term portion of the capital lease obligations and the current portion of long-term debt.
<FN4>
(4) Retained earnings, included in stockholders' equity has been adjusted to zero on February 1, 1992 and May 27, 1995. On February 1, 1992, an accumulated deficit of $10,477 was eliminated in a quasi-reorganization resulting from the recapitalization of the Company. On May 27, 1995, accumulated earnings of $16,022 were eliminated in purchase accounting.
<FN5>
(5) Comparable store net sales decreased 1% comparing the 53-week period ended February 3, 1996 versus the 52-week period ended January 28, 1995. Comparing the 53-week period ended February 3, 1996 to the corresponding 53-week period ended February 4, 1995, comparable store net sales decreased 2%.
<FN6>
(6) Comparable store net sales decreased 1.3% comparing the 52-week period ended February 1, 1997 versus the 53-week period ended February 3, 1996. Comparable store net sales remained the same comparing the 52-week period ended February 1, 1997 versus the 52 week period ended February 3, 1996.

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

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
        ACCOUNTING AND FINANCIAL DISCLOSURE.

                              NONE

                             PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     The Company's executive officers and Directors, their ages, positions and years with the Company as of April 1, 2000, are as follows:
                                                                Years
      Name          Age            Position                   with the
                                                               Company

Michael F. Moorman  57   Chairman of the Board,                  35
                         President and Chief Executive Officer

Ronnie W. Palmore   50   Senior Vice President,                  27
                         Merchandising and Assistant
                         Secretary

E. Randolph Lail    44   Senior Vice President,                  12
                         Finance, Chief Financial Officer,
                         Secretary and Treasurer

Russell A. Lundy II 37   Senior Vice President, Stores           15

Marvin H. Thomas,Jr.44   Senior Vice President,                  18
                         Operations

William C. DeRusha  50   Director                                 8

Malcolm S. McDonald 61   Director                                 8

Wellford L.         54   Director                                 7
Sanders, Jr.

Thomas R. Wall, IV  41   Director                                 5

Frank T. Nickell    52   Director                                 5

     MICHAEL F. MOORMAN has been Chairman of the Board, Chief Executive Officer, President and a Director of PHC Retail since June 9, 1995. Mr. Moorman has also been Chairman of the Board and a Director of the Company since September 1989, Chief Executive Officer of the Company since May 1989 and President of the Company since June 1988. Concurrently, Mr. Moorman served as Chief Financial Officer and Treasurer of the Company from August 1989 to June 1992 and Secretary of the Company from August 1989 to June 1990. Mr. Moorman has been employed by the Company in various positions since 1964 including store manager and buyer. Mr. Moorman has been a Director of the Company since 1977.

     RONNIE W. PALMORE has been Senior Vice President,
Merchandising of  PHC Retail since June 9, 1995 and of the
Company since September 1989 and Assistant Secretary of the
Company since 1988.  Mr. Palmore served as Senior Vice
President, Stores of the Company from June 1988 to August
1989 and has been employed by the Company in various positions since 1973 including store manager.

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

     RUSSELL A. LUNDY II has been Senior Vice President,
Stores of PHC Retail and the Company since June 1999.  Mr.
Lundy served as Vice President, Human Resources of PHC
Retail since June 9, 1995 and of the Company since June
1990. Mr. Lundy has been employed by the Company in variance positions since 1983 including store manager.

     MARVIN H. THOMAS, JR. has been Senior Vice President, Operations of PHC Retail since June 9, 1995 and of the Company since June 1993. Mr. Thomas served as Vice President, Operations of the Company from June 1990 to June 1993 and Vice President, Merchandise Manager of the Company from May 1988 to June 1990. Mr. Thomas has been employed by the Company in various positions since 1979 including store manager and buyer.

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

     WELLFORD L. SANDERS, JR. has been a Director of PHC
Retail since June 9, 1995 and of the Company since February
1992.  Mr. Sanders is a Managing Director of First Union
Securities, Inc. Until April 1997, Mr. Sanders was a partner in the law firm of McGuire, Woods, Battle & Boothe, L.L.P.

     THOMAS R. WALL, IV has been a Director of PHC Retail and the Company since June 9, 1995. Mr. Wall has been Managing Director of Kelso & Company since 1990 and prior thereto a General Partner of Kelso since 1989. Mr. Wall is also a director of AMF Bowling Inc., Citation Corporation, Consolidated Vision Group, Inc., Cygnus Publishing, Inc., iXL Enterprises, Inc., Mitchell Supreme Fuel Company, Mosler Inc., TransDigm, Inc. and 21st Century Newspapers, Inc.

     FRANK T. NICKELL has been a Director of PHC Retail and the Company since June 9, 1995. Mr. Nickell has been President and a director of Kelso & Company since March 1989 and Chief Executive Officer since September 1997. March 1989. He is also a director of Blackrock, Inc., Earle M. Jorgensen Company and The Bear Stearns Companies, Inc.

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

ITEM 11.   EXECUTIVE COMPENSATION

     The following tables set forth a summary of compensation paid by the Company to its five highest paid executive officers (the "Named Executives") and during 1997, 1998 and 1999.

                   Summary Compensation Table
                                                       Long-Term Compensation
                                                       ----------------------
                                                           Awards    Payout
                                                          --------   ------
                                                                      Long-
                                                          Number of   term
                         Annual Compensation              Options/   Incentive
                                                Other     Warrants    Plan
 Name and           Year  Salary     Bonus  Compensation  Granted     Payout
 Principal Position         ($)       ($)        ($)                   ($)
                            (1)    (1), (2)      (3)

 MICHAEL F. MOORMAN
 Chairman of the    1999 $382,689  $422,428    $  ---       ---      $ ---
 Board, President   1998  327,643   336,119    $  ---       ---      $ ---
 and Chief          1997  291,240   184,965    $  ---       ---      $ ---
 Executive Officer

 RONNIE W. PALMORE
 Senior Vice        1999 $212,478  $ 94,734    $  ---       ---      $ ---
 President,
 Merchandising and  1998  185,243    65,411    $  ---       ---      $ ---
 Assistant          1997  160,807    49,533    $  ---       ---      $ ---
 Secretary

 E. RANDOLPH LAIL
 Senior Vice        1999 $175,182  $ 87,791    $1,244       ---      $ ---
 President, Finance 1998  153,442    75,041    $1,079       ---      $ ---
 CFO, Secretary and 1997  133,159    37,385    $1,264       ---      $ ---
 Treasurer

 RUSSELL A. LUNDY, SR. (4)
 Vice President     1999 $147,313  $ 50,231    $  ---       ---      $ ---
 Loss Prevention    1998  143,660    51,982    $  ---       ---      $ ---
                    1997  128,056    43,092    $  ---       ---      $ ---

 MARVIN H. THOMAS, JR
 Senior Vice        1999 $129,847  $ 63,291    $1,009       ---      $ ---
 President,         1998  115,094    39,287    $  877       ---      $ ---
 Operations         1997  101,800    29,979    $1,027       ---      $ ---

 RUSSELL LUNDY II (4)
 Senior Vice        1999 $121,666  $ 51,570    $  ---       ---      $ ---
 President,         1998   91,819    31,020    $  ---       ---      $ ---
 Stores             1997   78,131    21,234    $  ---       ---      $ ---

 <FN1>
  (1) Salary and bonus amounts for 1997, 1998 and 1999 include tax-deferred contributions of compensation to the Peebles Inc. 401-K Profit Sharing Plan. Also included in salary amounts for 1998 and 1999, and the bonus amounts for 1997, 1998 and 1999, are the matching contributions made by the Company on behalf of the Named Executives to the Peebles Inc. 401-K Profit Sharing Plan.
 <FN2>
  (2) Bonus amounts for each of the Named Executives include the accrued bonus earned under the Company's annual incentive plans for the years shown.
 <FN3>
  (3) The amounts shown reflect the current value of the benefit to Mr. Lail and Mr. Thomas, respectively, of the portion of the premiums paid by the Company with respect to a split dollar insurance arrangement. The benefit was determined for each year by calculating the time value of money (including the applicable long term federal funds rate) of the premium paid by the Company in the years shown ($18,729 for Mr. Lail and $15,221 for Mr. Thomas per year)
 <FN4>
  (4) Mr. Lundy, Sr. served as Senior Vice President, Stores until June 1999 when he became Vice President, Loss Prevention. Mr. Lundy II became Senior Vice President, Stores in June 1999 and had been Vice President, Human Resources.

     OPTION GRANT TABLE. There were no options granted by the Company to the Named Executives during 1999.

     OPTION EXERCISE TABLE. The following table sets forth information concerning the exercise of stock options during 1999 by each of the Named Executives and the year end value of unexercised options.

                    OPTIONS EXERCISED IN 1999

                                        Number of      Value of
                                       Unexercised   Unexercised in
                    Shares             Options at     Money Options
                   Acquired             Year End       at Year End
 Name and             on     Value     Exercisable/    Exercisable/
 Principal         Exercise Realized   Unexercisable  Unexercisable
 Position                                   (2)

 MICHAEL F. MOORMAN    0       $0            0              $0
 Chairman of the
 Board, President and
 Chief Executive  Officer

 RONNIE W. PALMORE     0       $0            0              $0
 Senior Vice President,
 Merchandising, Assistant
 Secretary

 E. RANDOLPH LAIL      0       $0            0              $0
 Senior Vice President,
 Finance, Chief Financial
 Officer, Secretary and
 Treasurer

 RUSSELL A. LUNDY, SR. 0       $0            0              $0
 Vice President, Loss
 Prevention

 MARVIN H. THOMAS, JR. 0       $0            0              $0
 Senior Vice President,
 Operations

 RUSSELL A. LUNDY II   0       $0            0              $0
 Senior Vice President,
 Stores
 -----------------------------------------

  (1) There were no stock options exercised by the Named Executives in 1999.
  (2) There were no unexercised options at year end.

  As of the fiscal year ended January 29, 2000 there were no projected long-term incentive payouts.

PENSION PLAN

     The following table shows the annual benefit payable upon normal retirement at age 65 to persons in specified earnings and years of service classifications under the Employee's Retirement Plan of Peebles Inc. ("Plan I"). Effective for the 1999 Plan I year, the Internal Revenue Code limited the amount of earnings that could be taken into account for purposes of calculating benefits to $160,000, and limited the maximum annual benefit which could be paid from the Plan to any participant to $130,000. The benefits shown below do not reflect these limits.


      Final                   Years  of Service
   Average Salary        15       20       25       30        35
     $ 75,000........ $11,700  $15,600  $19,500  $23,400  $ 23,400
      100,000........  16,575   22,100   27,625   33,150    33,150
      125,000........  21,450   28,600   35,750   42,900    42,900
      150,000........  26,325   35,100   43,875   52,650    52,650
      175,000........  31,200   41,600   52,000   62,400    62,400
      200,000........  36,075   48,100   60,125   72,150    72,150
      225,000........  40,950   54,600   68,250   81,900    81,900
      250,000........  45,825   61,100   76,375   91,650    91,650
      300,000........  55,575   74,100   92,625  111,150   111,150
      350,000........  65,325   87,100  108,875  130,650   130,650
      400,000........  75,075  100,100  125,125  150,150   150,150
      450,000........  84,825  113,100  141,375  169,650   169,650

     Benefits under Plan I are based on a designated percentage of the participant's average earnings for the participant's five highest years of earnings, weighted according to years of credited service, and integrated with Social Security covered compensation. Earnings are based on the participant's total taxable wages for the year, including certain pre-tax contributions to employee benefit plans, but excluding reimbursements, certain expense allowances, deferred compensation, welfare and fringe benefits. For Plan I purposes, earnings for the Named Executives are substantially the same as the amounts listed in the Summary Compensation Table. Benefits are computed on a straight life annuity basis.

     Prior to 1998, Plan I covered substantially all employees. In 1997, the Board of Directors approved the adoption of The Employees Retirement Plan II of Peebles Inc. ("Plan II") effective February 1, 1998. The Plan I benefits of certain participants were frozen and spun-off to Plan II and no further benefits would accrue under Plan II.
Further, Plan I and Plan II were closed to new participants at February 1, 1998. Plan II was terminated and all Plan II participant benefits were disbursed by January 30, 1999.

     Mr. Moorman, Mr. Palmore, Mr. Lail, Mr. Lundy II and
Mr. Thomas have no accrued benefits under Plan I.  Mr.
Lundy, Sr. continues to be covered and have an accrued benefit under Plan I.

     The estimated years of credited years as of normal retirement at age 65 for purposes of computing benefits under Plan I Mr. Lundy, Sr. is 47 years.

     The Company maintains a supplemental benefits program designed to provide certain key executives retirement benefits. The Executive Employee Supplemental Retirement Plan (the "SERP"), maintained for certain designated executives, includes Mr. Moorman, Mr. Palmore, and Mr. Lundy, Sr. The SERP is a non-qualified retirement plan that provides each participant with a lump sum benefit based on 60% of the participant's earnings during the five consecutive calendar years which produce the highest average reduced by the sum of the benefits payable to the participant under the Pension Plan, Executive Employee Benefit Restoration Plan (the "Restoration Plan") and Social Security. Benefits under the SERP are fully vested upon the earliest of the participant's completion of five years of service with the Company, the participant's permanent disability or the date on which there is a change of control of the Company. The Restoration Plan is a non-qualified plan designed to provide supplemental benefits to certain employees, including Mr. Moorman, whose accrued benefits under the Pension Plan were transferred to and distributed from the Pension Plan II. The benefit under the Restoration Plan is payable in a single lump sum. A participant's benefits are forfeited under the SERP and Restoration Plan if his employment is terminated for cause.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

     The Company has a Compensation Committee of the Board of Directors. For 1999, the Board of Directors established compensation for the Company's officers for such year. Michael F. Moorman, the sole officer or employee of the Company who is also a member of the Board of Directors, made recommendations to the Board of Directors concerning executive compensation but did not otherwise participate in or vote upon the executive compensation decisions made by the Board of Directors for such year. Mr. Moorman is not a member of the Compensation Committee. No interlocking relationship currently exists between any member of the Compensation Committee and any member of any other company's board of directors or compensation committee, nor did any such interlocking relationship exist during 1999.

CERTAIN RELATIONSHIPS

     Frank T. Nickell and Thomas R. Wall, IV, members of the Board of Directors of the Company, are affiliated with Kelso & Company, which rendered management services to the Company during 1999 and affiliates of which own substantially all the common stock of PHC Retail. From time to time Kelso & Company has provided financial advice to the Company for which the Company has reimbursed certain of Kelso & Company's expenses.

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

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
MANAGEMENT.

     All of the outstanding common stock of the Company is owned by PHC Retail. The following table sets forth certain information regarding the beneficial ownership of Common Stock of PHC Retail, as of April 1, 2000, by (a) each person known by the Company to be the beneficial owner of more than 5% of the outstanding shares of Common Stock, (b) each of the Company's Directors and Named Executives who owns shares of Common Stock and (c) all Directors and Named Executives of the Company as a group. Unless otherwise noted in the footnotes to the table, the persons named in the table have sole voting and investing power with respect to all shares of Common Stock indicated as being beneficially owned by them.


Capital Stock of PHC Retail

                                  Shares of              Shares of
                                Voting Common  Percent   Nonvoting     Percent
Name of Beneficial Owner(1)         Stock      of Class  Common Stock  of Class

Kelso Investment Associates V,  1,803,693 (3)    90.09        0            0
  L.P. (2),(3)
Kelso Equity Partners  V, L.P.     52,973         2.65        0            0
  (2),(3)
Michael F. Moorman (6)             52,500         2.62        0            0
Ronnie W. Palmore (6)              14,968            *        0            0
Russell A. Lundy, Sr.              10,376            *        0            0
E. Randolph Lail (6)                7,800            *        0            0
Marvin H. Thomas, Jr. (6)           6,015            *        0            0
Russell A. Lundy II (6)             3,106            *        0            0
William C. DeRusha                      0            0    2,000         8.17
Malcolm S. McDonald                     0            0    2,000         8.17
Wellford L. Sanders, Jr.                0            0    2,500        10.22
Joseph S. Schuchert (2),(3)     1,856,666(3)     92.74        0            0
Frank T. Nickell (2),(3)        1,873,848(4),(5) 93.59        0            0
George E. Matelich (2),(3)      1,856,666(3)     92.74        0            0
Thomas R. Wall, IV (2),(3)      1,873,848(4),(5) 93.59        0            0
Michael B.Goldberg (2),(3)      1,856,666(3)     92.74        0            0
David I. Wahrhaftig (2),(3)     1,856,666(3)     92.74        0            0
Frank K. Bynum, Jr. (2),(3)     1,856,666(3)     92.74        0            0
Philip E. Berney (2),(3)        1,856,666(3)     92.74        0            0

All Directors and Named
Executives as a group
(10 persons) (6),(7)            1,958,237        97.81    6,500        26.56

  * Less than 1 Percent

(1) The information as to beneficial ownership is based on statements furnished to the Company by the beneficial owners. As used in this table, "beneficial ownership" means the sole or shared power to vote, or direct the voting of a security, or the sole or shared investment power with respect to a security (i.e., the power to dispose of , or direct the disposition of). A person is deemed as of any date to have "beneficial ownership" of any security that such person has the right to acquire within 60 days after such date. For purposes of computing the percentage of outstanding shares held by each person named above, any security that such person has the right to acquire within 60 days of the date of calculation is deemed to be outstanding but is not deemed to be outstanding for purposes of computing the percentage of any other person.
(2)  The business address for such person(s) is C/O Kelso &
     Company, 320 Park Avenue, 24th Floor, New York, New
     York 10022.
(3)  Messrs. Schuchert, Nickell, Matelich, Wall, Goldberg,
     Wahrhaftig, Bynum and Berney may be deemed to share beneficial ownership of shares of PHC Common Stock owned of record by Kelso Investment Associates V, L.P. ("KIA V") and Kelso Equity Partners V, L.P. ("KEP V"), by virtue of their status as general partners of such partnerships. Messrs. Schuchert, Nickell, Matelich, Wall, Goldberg, Wahrhaftig, Bynum and Berney share investment and voting power with respect to securities owned by other Kelso affiliates. Messrs. Schuchert, Nickell, Matelich, Wall, Goldberg, Wahrhaftig, Bynum and Berney disclaim beneficial ownership of the shares of PHC Common Stock owned of record by KIA V and KEP V and the securities owned by other Kelso affiliates.
(4) Includes 1,848 shares of PHC Common Stock held by trusts of which Mr. Nickell is trustee, as to which shares Mr. Nickell disclaims beneficial ownership.
(5) Includes 15,334 shares of PHC Common Stock held by trusts of which Mr. Wall is trustee, as to which shares Mr. Wall disclaims beneficial ownership.
(6) Includes unexercised vested stock options for the purchase of PHC Common Stock in the amount of 17,500, 5,500, 3,876, 4,500, 1,500, and 2,874 for Messrs. Moorman, Palmore, Lundy, Sr., Lail, Lundy II and Thomas, respectively.
(7)  Mr. Lundy, Sr. was not a Named Executive at January 29,
     2000, and therefore, his ownership of PHC Common Stock and unexercised vested stock options for the purchase of PHC Common Stock are excluded from the group total of all Directors and Named Executives.

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

               2.   Financial statement schedules.

                      Schedule  II   Valuation  and  Qualifying
                    Accounts appears in Note J on page F-13 of this annual report on Form 10-K;

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

          (d)  Financial Statement Schedules

                          Schedule II  Valuation and Qualifying
          Accounts appears in Note J on page F-13 of this annual report on Form 10-K.

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

     PEEBLES INC.
     ---------------------
     (Registrant)

     By    /s/  Michael F. Moorman                Date:     April 20, 2000
          ------------------------------
            Michael F. Moorman, President
            and Chief Executive Officer
            (Principal Executive Officer)

     By    /s/  E. Randolph Lail                  Date:     April 20, 2000
          ------------------------------
            E. Randolph Lail, Senior Vice President
            Finance, CFO, (Principal Financial
            and Accounting Officer)

          Pursuant to the requirements of the Securities Exchange
     Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

     By    /s/ Wellford L. Sanders, Jr.           Date:     April 20, 2000
          ------------------------------
           Wellford L. Sanders, Jr., Director

     By    /s/ William C. DeRusha                 Date:     April 20, 2000
          ------------------------------
           William C. DeRusha, Director

     By    /s/ Malcolm S. McDonald                Date:     April 20, 2000
          ------------------------------
           Malcolm S. McDonald, Director

     By    /s/ Frank T. Nickell                   Date:     April 20, 2000
          ------------------------------
           Frank T. Nickell, Director

     By    /s/ Thomas R. Wall                     Date:     April 20, 2000
          ------------------------------
           Thomas R. Wall, IV, Director

     SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED
     PURSUANT TO SECTION 15(d) OF THE ACT BY REGISTRANTS WHICH
     HAVE NOT REGISTERED SECURITIES PURSUANT TO SECTION 12 OF THE
     ACT.

                                                Exhibit 21
                   Subsidiaries of Registrant

   Name of Subsidiary                     Jurisdiction in which organized
  -----------------------                 -------------------------------
   Carlisle Retailers, Inc.                             Ohio
   Ira A. Watson, Co.                                 Delaware



Audited Consolidated Financial Statements

PEEBLES INC. AND SUBSIDIARIES

January 29, 2000



Report of Independent Auditors                           F-1

Consolidated Balance Sheets                              F-2

Consolidated Statements of Income                        F-3

Consolidated Statements of Changes in Stockholders'      F-4
Equity

Consolidated Statements of Cash Flows                    F-5

Notes to Consolidated Financial Statements               F-6

Management's Discussion and Analysis of Financial
Condition and
Results of Operations                                    F-14



Report of Ernst & Young LLP, Independent Auditors


Board of Directors
Peebles Inc.


We have audited the accompanying consolidated balance sheets of Peebles Inc. and subsidiaries as of January 29, 2000 and January 30, 1999, and the related consolidated statements of income, changes in stockholders' equity, and cash flows for each of the three fiscal years in the period ended January 29, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.
An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Peebles Inc. and subsidiaries at January 29, 2000 and January 30, 1999, and the consolidated results of their operations and their cash flows for each of the three fiscal years in the period ended January 29, 2000 in conformity with accounting principles generally accepted in the United States.



                                   /s/  Ernst & Young LLP
                                   ----------------------

Richmond, Virginia
March 8, 2000

CONSOLIDATED BALANCE SHEETS
PEEBLES INC. AND SUBSIDIARIES
(in thousands, except shares and per share amounts)


                                            January 29,   January 30,
                                               2000          1999
                                            -----------    ----------
ASSETS
CURRENT ASSETS
  Cash                                      $  1,008       $     64
  Accounts receivable, net                    37,949         33,495
  Merchandise inventories                     70,181         71,362
  Prepaid expenses                               709            536
  Income taxes receivable                      1,201          1,045
  Other                                        2,670          1,289
                                             -------        -------
TOTAL CURRENT ASSETS                         113,718        107,791

PROPERTY AND EQUIPMENT
 Fixtures and equipment                       73,250         65,456
 Land and building                            14,593         14,734
 Leasehold improvements                        1,727          1,725
                                             -------        -------
                                              89,570         81,915
 Accumulated depreciation and amortization    36,507         29,966
                                             -------        -------
                                              53,063         51,949

OTHER ASSETS
  Excess of cost over net assets acquired,net 39,100         41,017
  Deferred financing costs, net                1,895          3,289
  Sundry                                       2,441          4,240
                                             -------        -------
                                              43,436         48,546
                                             -------        -------
                                            $210,217       $208,286
                                             =======        =======
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
  Accounts payable                          $ 12,795       $ 17,516
  Accrued compensation and other expenses      7,268          6,625
  Deferred income taxes                        2,139          2,433
  Current maturities of long-term debt         3,700          3,700
  Other                                        3,582          2,271
                                              ------        -------
TOTAL CURRENT LIABILITIES                     29,484         32,545
LONG-TERM DEBT                               102,677        106,325
LONG-TERM CAPITAL LEASE OBLIGATIONS              614            896
DEFERRED INCOME TAXES                          8,883          6,990
STOCKHOLDERS' EQUITY
  Preferred stock--no par value, authorized
    1,000,000 shares, none issued or              --             --
    Outstanding
  Common stock--par value $.10 per share,
    Authorized 5,000,000 shares, 1,000 issued
    And outstanding                                1              1
  Additional capital                          59,307         59,307
  Retained earnings: accumulated from
    May 27, 1995                               9,251          2,222
                                              ------        -------
                                              68,559         61,530
                                              ------        -------
                                            $210,217       $208,286
                                             =======        =======
See notes to consolidated financial statements.


CONSOLIDATED STATEMENTS OF INCOME
PEEBLES INC. AND SUBSIDIARIES
(in thousands, except shares and per share amounts)


                                     Fiscal Years Ended
                             -------------------------------------
                             January 29, January 30,  January 31,
                                2000        1999         1998
                             ----------  -----------  -----------
NET SALES                    $ 300,839    $  265,215   $  217,694

COSTS AND EXPENSES
  Cost of sales                178,657       159,067      130,820
  Selling, general and
    administrative expenses     86,139        76,402       60,324
  Depreciation and
    amortization                 9,926         8,057        6,648
  Asset impairment               2,182            --           --
                              --------      --------     --------
OPERATING INCOME                23,935        21,689       19,902

OTHER INCOME                        --             9          444

INTEREST EXPENSE                11,521        10,804        9,609
                              --------      --------     --------

INCOME BEFORE INCOME TAXES      12,414        10,894       10,737

INCOME TAXES (BENEFIT)
  Current                        3,786         5,031        1,238
  Deferred                       1,599          (194)       3,449
                              --------      --------     --------
                                 5,385         4,837        4,687
                              --------      --------     --------
NET INCOME                   $   7,029     $   6,057    $   6,050
                              ========      ========     ========

NET INCOME PER SHARE         $   7,029     $   6,057    $   6,050
                              ========      ========     ========
Weighted average common
stock outstanding                1,000         1,000        1,000
                              ========      ========     ========

See notes to consolidated financial statements.


CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
PEEBLES INC. AND SUBSIDIARIES
(in thousands, except share amounts)

                                 Common Stock
                                --------------
                                          Par  Additional  Retained
                                Shares   Value   Capital   Earnings
                                -------  ----- ----------  --------                                             -        --       --
BALANCE FEBRUARY 1, 1997          1,000   $  1  $ 59,307   $(9,885)

Net income                           --     --        --     6,050
                                  -----   ----   -------   -------
BALANCE JANUARY 31, 1998          1,000      1    59,307    (3,835)

Net income                           --     --        --     6,057
                                  -----   ----   -------   -------
BALANCE JANUARY 30, 1999          1,000      1    59,307     2,222

Net income                           --     --        --     7,029
                                  -----   ----   -------   -------
BALANCE JANUARY 29, 2000          1,000   $  1  $ 59,307   $ 9,251
                                  =====   ====   =======   =======
See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
PEEBLES INC. AND SUBSIDIARIES
(in thousands)

                                     Fiscal Years Ended
                              ---------------------------------
                               January     January     January
                               29, 2000    30, 1999    31, 1998
                              ---------   ----------  ----------
OPERATING ACTIVITIES
Net income                    $   7,029   $    6,057  $    6,050
Adjustments to reconcile net
 income to net cash provided
 by operating activities:
Depreciation                      7,305        5,953       4,710
Amortization                      4,015        3,415       2,902
Deferred income taxes             1,599         (194)      3,449
Provision for doubtful accounts   1,663        1,330       1,503
LIFO/market reserve adjustment     (371)          51         250
Asset impairment                  2,182           --          --
Changes in operating assets
  and liabilities net of effects
  from acquisition adjustments:
Accounts receivable              (6,217)      (1,759)     (1,022)
Merchandise inventories           1,923       (3,498)     (3,786)
Accounts payable                 (4,721)       3,452       2,794
Other assets and liabilities       (546)        (984)     (1,762)
                              ---------    ---------   ---------
NET CASH PROVIDED BY
OPERATING ACTIVITIES             13,861       13,823      15,088

INVESTING ACTIVITIES
Acquisition of Ira A. Watson Co.     --       (4,451)         --
Purchase of property and
  equipment                      (9,151)     (13,394)    (10,226)
Other                              (217)        (204)       (879)
                              ---------    ---------   ---------
NET CASH USED IN INVESTING
ACTIVITIES                       (9,368)     (18,049)    (11,105)

FINANCING ACTIVITIES
Proceeds from revolving line
  of credit and long-term debt  420,528      414,155     324,662
Reduction in revolving line
  of credit and long-term debt (424,077)    (414,789)   (328,441)
Proceeds from 1998 Credit
  Agreement-acquisition of
  Ira A. Watson Co.                 --        24,000          --
Retirement of Ira A. Watson
  Co. pre-acquisition bank
  Debt and trade liabilities        --       (17,895)         --
Financing fees - 1998 Credit
  Agreement                         --        (1,613)         --
                              ---------    ---------   ---------
NET CASH (USED IN) PROVIDED
  BY FINANCING ACTIVITIES        (3,549)       3,858      (3,779)
                              ---------    ---------   ---------
INCREASE (DECREASE) IN CASH
AND CASH EQUIVALENTS                944         (368)        204

Cash beginning of period             64          432         228
                              ---------    ---------   ---------
CASH END OF PERIOD            $   1,008    $      64   $     432
                              =========    =========   =========

See notes to consolidated financial statements.


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
PEEBLES INC. AND SUBSIDIARIES
January 29, 2000

(in thousands, except shares and per share amounts)


NOTE A-SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

NATURE OF OPERATIONS: Peebles Inc. and subsidiaries ("Peebles" or the "Company") operate retail department stores offering predominately fashion merchandise for the entire family and selected home accessories. At January 29, 2000, the Company was operating 121 stores located primarily in small and medium sized communities which typically do not have a mall-based department store. The stores serve communities in 15 states, located primarily in the Southeast and Mid-Atlantic.

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

FISCAL YEAR: The Company's fiscal year ends on the Saturday nearest January 31. Fiscal years 1999, 1998 and 1997 ended on January 29, 2000, January 30, 1999 and January 31, 1998, respectively. Results of operations consisted of fifty-two weeks in all three fiscal years. References to years relate to fiscal years rather than calendar years. Certain amounts in the fiscal 1998 consolidated financial statements have been reclassified to conform to the fiscal 1999 presentation.

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

CASH AND CASH EQUIVALENTS: Peebles considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. There were no cash equivalents at January 29, 2000 or January 30, 1999.

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

ADVERTISING COSTS: Advertising costs, charged to selling, general and administrative expenses as incurred, were $8,015, $6,462 and $4,551 for 1999, 1998 and 1997, respectively.


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--Continued
PEEBLES INC. AND SUBSIDIARIES


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

EXCESS OF COST OVER NET ASSETS ACQUIRED: The excess of cost over net assets acquired ("Goodwill") is being amortized on a straight-line basis over a twenty-five year period. Goodwill amortization expense for 1999, 1998 and 1997 was $1,917, $1,796 and $1,488,
respectively. Accumulated amortization was $8,857 and $6,940 at January 29, 2000 and January 30, 1999, respectively.

DEFERRED FINANCING COSTS: Deferred financing costs are amortized by the interest method over a period consistent with the related financing. Amortization expense of $1,394 $1,294 and $965, is included in interest expense for 1999, 1998 and 1997, respectively. Accumulated amortization at January 29, 2000 and January 30, 1999 was $4,965 and $3,794, respectively.
Income Taxes: Deferred income taxes are provided for temporary differences between income and expense for financial reporting purposes and for income tax purposes.

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


NOTE C-ACCOUNTS RECEIVABLE

Accounts receivable are shown net of $1,800 and $1,700, representing the allowance for uncollectible accounts at January 29, 2000 and January 30, 1999, respectively. The provision for doubtful accounts was $1,663, $1,330 and $1,503, for 1999, 1998 and 1997, respectively. Finance charges on credit sales, included as a reduction of selling, general and administrative expenses, aggregated $5,416, $5,103 and $5,089 for 1999, 1998 and
1997, respectively.

As a service to its customers, the Company offers credit through the use of its own charge card and certain major credit cards. The Peebles' customer usually resides in the local community immediately surrounding the store location. Peebles stores serve these local customers in 15 states: Virginia, Tennessee, North Carolina, Maryland, Kentucky, West Virginia, Alabama, Pennsylvania, South Carolina, Ohio, Delaware, New York, Indiana, New Jersey and Missouri. The Company does not require collateral from its customers.


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--Continued
PEEBLES INC. AND SUBSIDIARIES


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

Merchandise inventories consisted of the following:
                              January 29,     January 30,
                                 2000            1999
                             -------------  --------------
 Merchandise inventories at
   FIFO cost                  $   63,736        $   65,288
 Fair Value Adjustment             7,436             7,436
 LIFO/Market Reserve                (991)           (1,362)
                               ---------         ---------
 Merchandise inventories at
   lower of cost or market    $   70,181        $   71,362
                               =========         =========


NOTE E-ASSET IMPAIRMENT

In 1999, the Company determined that an investment in a co-operative buying office, included in "Sundry" on the consolidated balance sheets in prior years, no longer had any economic fair value. The resulting impairment, representing the Company's entire investment in the buying office, reduced both operating income and income before income taxes by $2,182, and reduced current income taxes by $866.


NOTE F-LONG-TERM DEBT

Long-term debt consisted of the following:

                                January 29,   January 30,
                                    2000          1999
                                -----------   ------------
   Senior Revolving Facility     $   34,000     $   34,000
   Senior Term Note A                 9,750         12,750
   Senior Term Note B                58,950         59,550
   Swingline Facility                 3,277          3,225
   Other                                400            500
                                  ---------      ---------
                                    106,377        110,025

   Less current maturities:           3,700          3,700
                                  ---------      ---------
   Long-term debt                 $ 102,677      $ 106,325
                                  =========      =========

The Company has a credit facility (the "Credit Agreement") which provides a Senior Term Facility, a Senior Revolving Facility, and a Swingline Facility. The Credit Agreement was amended and restated on June 29, 1998 to facilitate the Watson Merger. The Company deferred $1,613 in financing fees to amend and restate the Credit Agreement. These financing fees are being amortized over a five-year period. The Credit Agreement is secured by a first priority security interest in substantially all the personal and real property of Peebles. Restrictive covenants prohibit the payment of cash dividends in any fiscal year.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--Continued
PEEBLES INC. AND SUBSIDIARIES


NOTE F-LONG-TERM DEBT--Continued

The Senior Term Facility includes two notes, Senior Term Note A and Senior Term Note B. Senior Term Note A and Senior Term Note B accrue interest quarterly in arrears at a LIBOR based rate which is expected to vary 25 to 50 basis points, dependent primarily on the Company's operating performance in relation to outstanding debt at the end of each fiscal quarter. Senior Term Note A and Senior Term Note B currently bear interest at LIBOR plus 2.50% and LIBOR plus 3.00%, respectively. Scheduled principal payments are payable quarterly in arrears. Senior Term Note A and Senior Term Note B mature April 30, 2003 and 2004, respectively.

The total amount available under the Senior Revolving Facility (the "Revolver") and the Swingline Facility is determined by a defined asset based formula with maximum borrowings limited to $75,000, less outstanding amounts under letters of credit. At January 29, 2000, the total amount available to borrow was $68,390, of which $37,277 was in use. The Revolver matures on April 30, 2003 and has no specific paydown provisions. The Company pays a fee of 1/2 of 1% per annum on any unused portion of the Revolver. The Revolver bears interest at the same rate as Senior Term Note A.

Loans under the Swingline Facility are drawn and repaid daily based on the operating activity of the Company. Aggregate amounts outstanding under the Swingline Facility cannot exceed $5 million. Excess borrowings or funding outside these amounts revert to the Revolver. The Swingline Facility bore interest at prime plus 1.25% and 1.50% on January 29, 2000 and January 30, 1999, respectively, and has no LIBOR conversion option.

The Company had commitments under letters of credit of $5,021 and $176 at January 29, 2000 and January 30, 1999, respectively. The letters of credit, issued by a bank, are primarily to secure international shipments of merchandise.

The Company made cash interest payments of $9,952, $8,562 and $8,311 for 1999, 1998 and 1997, respectively.

Aggregate scheduled principal payments on the long-term debt are as follows: 2000 -- $3,700; 2001 -- $3,700; 2002 -- $3,700;
2003 -- $38,727; 2004 -- $56,550; thereafter -- $0.


NOTE G-LEASES

The Company leases substantially all of its store locations under capital and operating leases with initial terms ranging from 1 to 25 years and renewal options of 1 to 10 years expiring at various dates through 2048. Total rental expense under operating leases was as follows:

                    1999       1998      1997
                  --------    --------  --------
   Minimum        $ 14,924    $ 12,141  $  8,913
   Contingent          392         363       483
                  --------    --------   -------
                  $ 15,316    $ 12,504  $  9,396
                  ========    ========   =======

Contingent rentals are based upon a percentage of annual sales in excess of specified amounts.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--Continued
PEEBLES INC. AND SUBSIDIARIES


NOTE G-LEASES--Continued

Future minimum lease payments under capital leases and noncancellable operating leases at January 29, 2000 were as follows:

                                  Capital   Operating
   Fiscal Year                    Leases     Leases
   ---------------------------   ---------  ---------
   2000                           $   377   $  12,753
   2001                               180      11,996
   2002                               180      10,946
   2003                               181       9,540
   2004                               181       8,376
   Thereafter                          60      47,329
                                   ------    --------
   Total minimum lease payments     1,159   $ 100,940
   Less: amounts representing                ========
      interest                       (262)
                                   ------
   Present value of net minimum
     lease payments, including
     current maturities of $283,
     with interest rates ranging
     from 12.0% to 17.8%          $   897
                                   ======


NOTE H-EMPLOYEE BENEFIT PLANS

DEFINED BENEFIT PENSION PLANS: The Company provided one defined benefit pension plan in 1999, The Employees Retirement Plan of Peebles Inc. ("Plan I"). Prior to 1998, Plan I covered substantially all employees. In 1997, the Board of Directors approved the adoption of The Employees Retirement Plan II of Peebles Inc. ("Plan II") effective February 1, 1998. The Plan I benefits of certain participants were frozen and spun-off to Plan II and no further benefits would accrue in Plan II. Further, both Plan I and Plan II were closed to new participants at February 1, 1998. Plan II was terminated and all Plan II participant benefits were disbursed by January 30, 1999.

SUPPLEMENTAL BENEFITS PROGRAM: The Company maintains a benefits program designed to provide certain key executives supplemental retirement income equal to 60% of final average compensation.

The following information relative to the above plans is disclosed in accordance with the requirements of Statement of Financial Accounting Standards No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits", which the Company adopted in 1998.

                                     1999         1998
   CHANGE IN BENEFIT             -----------   ----------
   OBLIGATION:
   Benefit obligation at
     beginning of year             $  5,686      $  8,030
   Service cost                         157           117
   Interest cost                        379           520
   Plan Amendments                       91            --
   Actuarial loss                       583           440
   Benefit payments                     560         3,421
                                    -------       -------
   Benefit obligation at
     end of year                   $  6,336      $  5,686
                                    =======       =======
   CHANGE IN PLAN ASSETS:
   Fair value of plan assets at
     beginning of year             $  4,986      $  7,419
   Actual return on plan assets         629           587
   Employer contribution                 28           401
   Benefit payments                     560         3,421
                                    -------       -------
   Fair value of plan assets at
     end of year                   $  5,083      $  4,986
                                    =======       =======

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--Continued
PEEBLES INC. AND SUBSIDIARIES


NOTE H-EMPLOYEE BENEFIT PLANS-Continued

                                          1999          1998
                                      -----------    ---------
   FUNDED STATUS:
   Funded status                        $ (1,254)     $  (700)
   Unrecognized actuarial loss (gain)        148         (230)
   Unrecognized prior service cost           562          542
                                        --------      -------
   Accrued pension liability            $   (544)     $  (388)
                                        ========      =======
   COMPONENTS OF NET PERIODIC
   PENSION COST:
   Service cost                        $     157     $    117
   Interest cost                             379          520
   Expected return on plan assets            422          649
   Prior service cost recognized              70           60
   Recognized gains                           --          (20)
   Loss due to curtailment                    --           22
                                        --------      -------
   Net periodic pension cost           $     184     $     50
                                        ========      =======
   WEIGHTED AVERAGE ASSUMPTIONS
   AS OF MEASUREMENT DATE:
   Discount rate                          8.00%        6.80%
   Expected return on plan assets         9.00%        9.00%
   Rate of compensation increase          5.00%        4.42%

The projected benefit obligation, accumulated benefit obligation, and fair value of plan assets for the Supplemental Benefits Program with accumulated benefit obligations in excess of plan assets were $2,432, $970 and $0, respectively, as of January 29, 2000 and $1,157, $867 and $0, respectively, as of January 30, 1999.

THE PEEBLES INC. 401 (K) PROFIT SHARING PLAN: The Company maintains a qualified profit sharing and retirement savings plan, which under Section 401 (k) of the Internal Revenue Code, allows tax deferred contributions from eligible employees of up to 12% of their annual compensation. On February 1, 1998, the Company began matching employee contributions up to 50% of an employee's first 6% of eligible compensation. The Company contributed $325 and $260 in 1999 and 1998, respectively.


NOTE I - INCOME TAXES

The provisions for income taxes consisted of the following:

                        1999          1998         1997
                     ---------     ---------    ---------
 Current:  Federal   $   3,161     $   4,201    $   1,089
           State           625           830          149

 Deferred: Federal       1,335          (162)       2,861
           State           264           (32)         588
                      --------      --------     --------
                     $   5,385     $   4,837    $   4,687
                      ========      ========     ========

Income taxes differ from the amounts computed by applying the applicable federal statutory rates due to the following:


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--Continued
PEEBLES INC. AND SUBSIDIARIES


NOTE I - INCOME TAXES-Continued

                                   1999      1998     1997
                                --------  -------- --------
 Taxes at the federal
   statutory rate               $  4,345  $  3,813 $  3,650
 Increases (decreases):
 State income taxes, net
   of federal tax                   581        526      486
 Amortization of Goodwill           531        531      478
 Other                              (72)       (33)      73
                                -------    -------  -------
                                $ 5,385   $  4,837 $  4,687
                                =======    =======  =======

At January 29, 2000, the Company has net operating loss carryforwards of approximately $3,200 for income tax purposes, which expire in 2010.

Significant components of deferred tax liabilities and assets are as follows:

                                 January 29,   January 30,
                                     2000          1999
                                 ------------   -----------
  Deferred tax liabilities:
  Inventory valuation             $    1,707     $    1,603
  Depreciation and amortization       10,658          9,021
  Accounts receivable valuation          779          1,168
  Other                                  313            332
                                   ---------      ---------
                                      13,457         12,124
  Deferred tax assets:
  Doubtful accounts                     (709)          (669)
  Net operating loss carryforwards    (1,393)        (1,635)
  Other                                 (333)          (397)
                                   ---------      ---------
                                      (2,435)        (2,701)
                                   ---------      ---------
  Net deferred tax liabilities    $   11,022     $    9,423
                                   =========      =========

Peebles made cash income tax payments of $5,316, $5,369 and $2,506 for 1999, 1998 and 1997, respectively.


NOTE J - VALUATION AND QUALIFYING ACCOUNTS

Activity related to valuation and qualifying accounts is as follows:

                                   Allowance for      Net LIFO/
                                      Doubtful          Market
                                      Accounts         Reserve
                                   -------------     ----------
BALANCE FEBRUARY 1, 1997             $   1,224         $    453
Charges to expense                       1,503              250
Deductions - net write-off of
  uncollectible accounts                (1,327)              --
                                      --------          -------
BALANCE JANUARY 31, 1998                 1,400              703
Charges to expense                       1,330               51
Increase due to acquisition of
  Watson's                                 300              608
Deductions - net write-off of
  uncollectible accounts                (1,330)              --
                                      --------          -------
BALANCE JANUARY 30, 1999                 1,700            1,362
Charges (credits) to expense             1,663             (371)
Deductions - net write-off of
  uncollectible accounts                (1,563)              --
                                      --------          -------
BALANCE JANUARY 29, 2000             $   1,800         $    991
                                      ========          =======

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--Continued
PEEBLES INC. AND SUBSIDIARIES


NOTE K - QUARTERLY FINANCIAL DATA (UNAUDITED)

The Watson Merger was completed on June 29, 1998. As a result, the second, third and fourth quarters of 1998 reflect the related incremental sales and expenses.



(dollars in thousands)

                                     Fiscal Quarter
               -------------------------------------------------------------
                   First          Second          Third           Fourth
               -------------  --------------  -------------  ---------------
                1999   1998    1999    1998    1999    1998    1999    1998
               -----  ------  ------  ------  ------  ------  ------  ------
Net Sales     $64,422 $51,013 $70,547 $57,698 $69,723 $65,601 $96,147 $90,903

Cost of Sales  39,063  31,225  41,228  33,512  41,915  40,512  56,451  53,818

Gross Margin   25,359  19,788  29,319  24,186  27,808  25,089  39,696  37,085

Operating       3,517   3,126   5,876   4,891   3,520   3,200  11,022  10,472
Income

Net Income        427     563   1,711   1,456     360     206   4,531   3,832
               ======  ======  ======  ======  ======  ======  ======  ======
Net Income
Per Share      $  427  $  563  $1,711  $1,456  $  360  $  206  $4,531  $3,832
               ======  ======  ======  ======  ======  ======  ======  ======

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Peebles operates specialty department stores offering predominately fashion merchandise for the entire family and other selected home accessories to small and medium sized communities that do not typically have a mall-based department store. At January 29, 2000, the Company operated 121 stores in 15 states, located primarily in the Southeast and Mid-Atlantic regions. The Company defines a comparable store as having operations for the entire twelve-month period in both the current and previous fiscal year. For fiscal 1999, 1998 and 1997, the Company had 84, 77 and 65 comparable stores, respectively.

Consolidated net sales and results of consolidated operations of the Company, expressed as percentages of net sales, are presented below for the 1999, 1998 and 1997 fiscal years.

(dollars in thousands)            1999     1998       1997
                                -------   -------   --------
Net sales                       $300,839  $265,215  $217,694
% increase                          13.4%     21.8%     12.1%

Comparable stores % increase
  in sales:                          1.3%      0.9%      5.3%

Total stores in operation at
  period end                          121       117        84

OPERATIONS AS A PERCENTAGE OF NET SALES:
---------------------------------------
Cost of sales                       59.4%     60.0%     60.1%
Selling, general &
  administrative expenses           28.6      28.8      27.7
Depreciation and amortization        3.3       3.0       3.1
Asset impairment                      .7        --        --
                                   -----     -----     -----
Operating income                     8.0       8.2       9.1

Interest expense                     3.8       4.1       4.4
Other income                          --        --        .2
Provision for income taxes           1.9       1.8       2.1
                                   -----     -----     -----
Net income                           2.3%      2.3%      2.8%
                                   =====     =====     =====

The $35,624 increase in 1999 net sales over 1998 was primarily due to new store growth. The Company opened a net 33 stores during 1998, primarily in the third and fourth fiscal quarters, and five new store locations were opened during 1999. The 1998 new store openings contributed $67,285 to 1999 net sales, an increase of $26,343 over their contribution to 1998 net sales. The 1999 new store openings contributed $6,327 to 1999 net sales. Net sales increases at comparable stores accounted for the remainder of the total increase.

Comparable store net sales increases (decreases) by fiscal quarter as a percentage of the prior year comparable quarter, were as follows for the last three fiscal years:

                            Fiscal Quarter
                   -------------------------------
                    First   Second  Third   Fourth  Total Year
                   ------   ------  ------  ------  ----------
1999 vs. 1998      (2.6%)    3.6%    0.4%    3.2%      1.3%
1998 vs. 1997       6.2%     2.9%   (2.8%)  (1.2%)     0.9%
1997 vs. 1996       5.1%     7.7%    6.9%    3.3%      5.3%

Comparable store net sales continued to benefit from the overall strength of consumer demand for soft apparel. In comparing fiscal quarters from one year to the next, unseasonable weather variations have influenced "buy now, wear now" consumer demand. Weather related variations, however, have not been considered significant to net sales in total for any fiscal year.

In comparing 1999 to 1998, the Company entered the first fiscal quarter with less clearance merchandise than in the prior year, and accordingly, net sales suffered, but corresponding decreases in cost of sales resulted in 1999 and 1998 gross margin dollars that were approximately equivalent. Exceptionally strong sales of summer merchandise in June and July offset slower May sales in the second fiscal quarter. As in 1998, the August sales were disappointing in 1999, but gained strength with cooler temperatures in September and October. The Holiday selling season, with consistent weekly net sales increases, highlighted the 1999 fourth fiscal quarter.

The Company's cost of sales as a percentage of net sales were 59.4%, 60.0%, and 60.1% in 1999, 1998 and 1997, respectively.
The improvement results from consistent gross margin percentages at comparable stores, and improvement in the gross margins at new and acquired stores. New and acquired stores typically run a higher cost of sales percentage relative to mature stores, especially those in markets new to the Company, due to a stronger promotional effort and lack of comparable sales history. After approximately 24 to 36 months of operation, a new location generally attains the Company's mature store average cost of sales. The cost of sales percentage in 1999 comparable stores was 58.7% and 59.3% for 1999 and 1998, respectively. At non-comparable stores, the cost of sales percentage was 61.0% and 63.7%, respectively. Again, a net 33 new and acquired store locations were opened during 1998, versus only 5 in 1999. Overall, the Company's commitment to a less promotional, value priced, merchandise strategy has favorably influenced cost of sales during periods of inconsistent consumer demand and significant store growth.

Selling, general and administrative ("SG&A") expenses, exclusive of depreciation and amortization, were 28.6%, 28.8% and 27.7% of net sales in 1999, 1998 and 1997, respectively. New and acquired stores typically have a higher expense structure than mature stores for the first 12 to 18 months after opening as advertising and payroll expenses are planned at a higher percentage of sales to achieve a market presence. In addition, new stores frequently have higher occupancy costs than mature stores. In 1998, the Company began operating a second distribution center, located in Knoxville, Tennessee, upon completion of the Watson Merger. The increased processing capacity of this second facility will continue to be leveraged through economies of scale, but in comparison to 1997, SG&A has been adversely impacted as a percentage of total sales in 1999 and 1998.

Depreciation and amortization expenses as a percentage of net sales were 3.3%, 3.0% and 3.1% in 1999, 1998 and 1997,
respectively.   Subsequent to the Watson Merger, increased
capital expenditures in the third and fourth fiscal quarters of 1998 were necessary to fixture those stores in a manner consistent with a typical Peebles store.

The asset impairment as a percentage of 1999 net sales was .7%, or $2,182. The asset impairment represents the Company's entire investment in a co-operative buying office (the "Co-Operative"). The Company has been a member of the Co-Operative, and therefore had an investment in it, for well over a decade. Although purchases through the Co-Operative, primarily imported merchandise in support of the Company's private label program, totaled approximately 7% of total 1999 purchases, the percentage of total purchases has been declining over the last four fiscal years. Purchases through the Co-Operative represented 9%, 10% and 15% of total purchases in 1998, 1997 and 1996, respectively. The Company purchases merchandise from over 1,200 vendors and is not dependent on any single source of supply. The Company has plans in place for fiscal 2000 such that any disruption in purchasing through the Co-Operative will not materially impact the Company's financial condition or results of operations.

As a result of the factors discussed above, operating income in 1999, 1998 and 1997 as a percentage of total net sales was 8.0%, 8.2% and 9.1%, respectively.

Interest expense as a percentage of net sales was 3.8%, 4.1%, and 4.4% for 1999, 1998 and 1997, respectively. Long-term debt increased in 1998, primarily as a result of the Watson Merger, which added $24,000 to Senior Term Notes A and B at June 29, 1998. As a result, interest expense increased 6.6%, from $10,804 in 1998 to $11,521 in 1999. In both 1999 and 1998, increases in average borrowings and effective interest rates have not been proportionate to increases in net sales.

Total income taxes as a percentage of net sales were 1.9%, 1.8% and 2.1% in 1999, 1998 and 1997, respectively. The effective tax rate for 1999, 1998 and 1997 was 43.4% 44.4% and 43.6%, respectively The effective tax rate in all three fiscal years is higher than statutory rates because of non-deductible amortization of intangible assets.

As a result of the above factors, the Company had net income as a percentage of net sales of 2.3%, 2.3% and 2.8% in 1999, 1998 and 1997 respectively.

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

The Company's operating activities provided net cash of $13,861, $13,823 and $15,088 in 1999, 1998 and 1997, respectively, as cash provided by profitable operations exceeded the funding required to increase working capital. Working capital increased to $84,234 at January 29, 2000, an increase of $8,988 from $75,246 at January 30, 1999. The return on net assets was 19.9% in 1999, excluding the impact of the asset impairment, and 18.2% with the asset impairment included. In 1998 and 1997, the return on net assets was 19.0% and 20.8%, respectively. Return on net assets represents operating income as a percentage of the average investment in operating assets, calculated as: i) current assets, plus ii) net property and equipment, less iii) current liabilities and capital leases.

Net cash used in investing activities was $9,368, $18,049 and $11,105 in 1999, 1998 and 1997, respectively. Investing activities included capital expenditures, primarily for fixturing and point of sale equipment in new and acquired store locations, of $9,151, $13,394 and $10,226 in 1999, 1998 and 1997,
respectively. In 1999, new store openings accounted for $1,900 in capital expenditures for fixtures and point of sale equipment. Stores opened in 1998 used $2,400 in 1999 as planned upgrades continued. Remodeling and space re-allocation at existing stores used $3,200 of capital expenditures, and corporate office systems and distribution center enhancements used $1,600. In 1998, capital expenditures included $8,800 at the 33 new and acquired stores and $4,300 at existing stores, used primarily in remodeling and space re-allocations. In 1997, capital expenditures at new and acquired stores totaled $3,600 and three existing stores were relocated, using an additional $3,100. The acquisition of Watson's in 1998 used $4,451.

Financing activities reduced outstanding borrowings by $3,549 in 1999. Scheduled debt service, primarily principal payments on the Senior Term Facility, used $3,700, The total balance of the Revolver and Swingline Facility were $37,277 and $37,225 at January 29, 2000 and January 30, 1999, respectively. Exclusive of the funding related to the Watson Merger in 1998, the Company reduced outstanding borrowings by $634 in 1998 and $3,779 in 1997.

In June 1998, the Company amended and restated the Credit Agreement, at a cost of $1,613, to facilitate the Watson Merger. As a result, borrowings under Senior Term Notes A and B were increased by $24,000, retiring $17,895 of Watson's pre-acquisition debt and trade liabilities, and funding the $4,451 cash purchase price. The cash purchase price included $1,848 for the entire equity interest, $1,352 to a third party for the proprietary charge card receivables, and $1,251 in acquisition fees.

In 2000, the Company's capital expenditures are expected to total approximately $8,500, which reflect the planned opening of 5 new store locations at approximately $2,600 and the relocation/major remodeling/space re-allocation of 9 stores at $3,000. Remaining capital expenditure dollars are allocated to fixturing at existing stores and continuing upgrades to corporate office and distribution center systems.

As of March 2000, the Company had signed leases for three new store locations due to open the third fiscal quarter of 2000. The Company expects to continue to lease its stores, and the typical new store is anticipated to average approximately 21,600 square feet but may vary depending on the market and real estate availability . Based on historical experience, the Company estimates that the cost of opening a new store will include capital expenditures of approximately $425,000 for leasehold improvements and fixtures and approximately $425,000 for initial inventory, approximately one-third of which is normally financed through vendor credit. Accounts receivable for new stores typically build to 15% of net sales or approximately $300,000 within 24 months of the store opening. The Company may also incur capital expenditures to acquire existing stores.

The Company finances its operations, capital expenditures, and debt service payments in part with funds available under its Revolver. The maximum amount available under the Revolver is $75 million less amounts outstanding under letters of credit. The actual amount available is determined by an asset-based formula. The Company believes the cash flow generated from operating activities together with funds available under the Revolver will be sufficient to fund its investing activities and the debt service of the Credit Agreement.

SEASONALITY AND INFLATION

As a retailer offering predominately soft-apparel and selected home accessories, the Company's business is seasonal, although less heavily weighted in the fourth quarter than retailers with comparable offerings of merchandise. Over the past four fiscal years, quarterly sales as a percentage of total sales have been consistent at approximately 20%, 23%, 24% and 33% for the first through fourth quarters, respectively. Peebles' positioning of its stores in small to medium sized communities with limited competition, along with the Company's less promotional, every day fair value, pricing strategy, produces operations less dependent on the fourth quarter. However, the third and fourth quarters are generally bolstered by the back-to-school and Christmas holiday selling seasons.

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

MARKET RISK

The Company's interest expense is affected by changes in short-term interest on the debt outstanding under the Credit Agreement. The Credit Agreement bears interest at rates based on both the LIBOR and prime lending rates (the "Borrowing Rates"). Assuming:
i) the Borrowing Rates vary by 100 basis points from their current levels in any given fiscal month, and ii) the Company maintains an aggregate outstanding debt balance subject to these rates of $106,377 during the fiscal month of variance, interest expense would vary by approximately $89 for that fiscal month.

YEAR 2000 TECHNOLOGICAL ISSUES

In the third fiscal quarter of 1999, the Company completed testing and remediation of all major information technology systems to ensure that proper processing would occur after the year changed to 2000. Further, non-information systems critical to the Company's operations had been certified by appropriate third parties to operate properly after January 1, 2000. The Company experienced no significant disruptions in either it's information technology systems or non-information systems on or after January 1, 2000. The Company believes these systems successfully responded to the date change to year 2000. The Company will continue to monitor these systems throughout the year 2000 to ensure any latent date-related matters that may arise are addressed properly. The costs associated with the evaluation and modification of information and non-information systems were expensed as incurred and were not material to the financial position or results of operations of the Company.

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