Form 10-Q
period 2000-04-29
PEEBLES INC
filed 2000-06-08
CIK 804125

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                    ------------------------

                            FORM 10-Q


        Quarterly Report Pursuant to Section 15(d) of the
                 Securities Exchange Act of 1934

              For the Quarter Ended April 29, 2000
           Commission file number           33-27126
                                      --------------------


                          PEEBLES INC.
     (Exact name of registrant as specified in its charter)

        Virginia                                        54-0332635
------------------------                              --------------
(State of Incorporation)                             (I.R.S. Employer
                                                      Identification No.)

      One Peebles Street
  South Hill, Virginia 23970-5001                      (804) 447-5200
---------------------------------                    ------------------
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

As of May 1, 2000, 1,000 shares of Common Stock of Peebles Inc.
were outstanding.

PART I   FINANCIAL INFORMATION

Item 1.   Financial Statements

CONDENSED CONSOLIDATED BALANCE SHEETS
PEEBLES INC. & SUBSIDIARIES
(in thousands, except shares and per share amounts)

                                         April 29,  January 29,     May 1,
                                           2000         2000         1999
                                         --------   -----------   ---------

ASSETS                                  (Unaudited)              (Unaudited)
CURRENT ASSETS

 Cash                                   $    288      $  1,008    $    109
 Accounts receivable, net                 32,140        37,949      29,739
 Merchandise inventories                  81,836        70,181      79,328
 Prepaid expenses                          1,024           709       1,647
 Income taxes receivable                     683         1,201         657
 Other                                       828         2,670       1,217
                                         -------       -------     -------
                 TOTAL CURRENT ASSETS    116,799       113,718     112,697

PROPERTY AND EQUIPMENT, NET               51,765        53,063      53,145
OTHER ASSETS
 Excess of cost over net assets
  acquired, net                           38,620        39,100      40,537
 Deferred financing cost                   1,547         1,895       2,940
 Other                                     2,681         2,441       3,269
                                         -------       -------     -------
                                          42,848        43,436      46,746
                                         -------       -------     -------
                                        $211,412      $210,217    $212,588
                                         =======       =======     =======

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
 Accounts payable                       $ 13,161      $ 12,795    $ 13,943
 Accrued compensation and
    other expenses                         3,440         7,268       4,168
 Deferred income taxes                     2,139         2,139       2,433
 Current maturities of long-term debt      3,700         3,700       3,700
 Other                                     2,165         3,582       2,057
                                         -------       -------     -------
     TOTAL CURRENT LIABILITIES            24,605        29,484      26,751
LONG-TERM DEBT                           108,440       102,677     116,054
LONG-TERM CAPITAL LEASE OBLIGATIONS          443           614         836
DEFERRED INCOME TAXES                      8,883         8,883       6,990
STOCKHOLDERS' EQUITY
  Preferred stock- no par value,
   authorized 1,000,000 shares, none
   issued and outstanding                     --            --          --
  Common stock-- par value $.10 per
   share, authorized 5,000,000 shares,
   1,000 issued and outstanding.               1             1           1
  Additional capital                      59,307        59,307      59,307
  Retained earnings:  accumulated from
   May 27, 1995;                           9,733         9,251       2,649
                                         -------       -------     -------
                                          69,041        68,559      61,957
                                         -------       -------     -------
                                        $211,412      $210,217    $212,588
                                         =======       =======     =======

See notes to condensed consolidated financial statements

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
PEEBLES INC. & SUBSIDIARIES
(in thousands, except shares and per share amounts)

(Unaudited)
                                            Three-Month Period Ended
                                        --------------------------------
                                        April 29, 2000       May 1, 1999
                                        --------------       -----------


NET SALES                                    $ 63,363          $ 64,422

COSTS AND EXPENSES
   Cost of sales                               38,171            39,063
   Selling, general and administrative
      expenses                                 19,035            19,713
   Depreciation and amortization                2,494             2,129
                                              -------           -------
                                               59,700            60,905
                                              -------           -------
      OPERATING INCOME                          3,663             3,517

INTEREST EXPENSE                                2,803             2,755
                                              -------           -------
      INCOME BEFORE INCOME TAXES                  860               762

INCOME TAXES
   Federal, state and deferred                    378               335
                                              -------           -------
NET INCOME                                    $   482           $   427
                                              =======           =======
RETAINED EARNINGS BEGINNING OF PERIOD           9,251             2,222
                                              -------           -------
RETAINED EARNINGS END OF PERIOD               $ 9,733           $ 2,649
                                              =======           =======
EARNINGS PER SHARE                            $   482           $   427
                                              =======           =======
Weighted average common stock
  outstanding                                   1,000             1,000
                                              =======           =======

See notes to condensed consolidated financial statements

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
PEEBLES INC. & SUBSIDIARIES
(in thousands)

(Unaudited)
                                              Three-Month Period  Ended
                                              -------------------------
                                              April 29,           May 1,
                                                 2000              1999
                                              --------           -------
OPERATING ACTIVITIES
  Net income                                  $    482          $    427
Adjustments to reconcile net income to net
  Cash used in operating activities:
    Depreciation                                 1,922             1,557
    Amortization                                   921               921
    Changes in operating assets and liabilities:
      Accounts receivable                        5,809             3,756
      Merchandise inventories                  (11,655)           (7,966)
      Accounts payable                             366            (3,573)
      Other assets and liabilities              (3,616)           (1,860)
                                              --------          --------
 NET CASH USED IN OPERATING ACTIVITIES          (5,771)           (6,738)

INVESTING ACTIVITIES
  Purchase of property and equipment              (686)           (2,854)
  Other                                            (26)              (92)
                                              --------          --------
NET CASH USED IN INVESTING ACTIVITIES             (712)           (2,946)

FINANCING ACTIVITIES
  Proceeds from revolving line of credit        97,267           102,567
  Reduction in revolving line of credit and
    long-term debt                             (91,504)          (92,838)
                                              --------          --------
NET CASH PROVIDED BY FINANCING ACTIVITIES        5,763             9,729
                                              --------          --------
(DECREASE) INCREASE IN CASH AND CASH              (720)               45
  EQUIVALENTS

Cash and cash equivalents beginning of
  period                                         1,008                64
                                              --------          --------
CASH AND CASH EQUIVALENTS END OF PERIOD       $    288          $    109
                                              ========          ========


See notes to condensed consolidated financial statements

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
PEEBLES INC. & SUBSIDIARIES
April 29, 2000

(in thousands)


NOTE A-ORGANIZATION AND BASIS OF PRESENTATION

NATURE OF OPERATIONS: Peebles Inc. and subsidiaries ("Peebles" or the "Company") operate retail department stores offering predominately fashion merchandise for the entire family and selected home accessories. At April 29, 2000, the Company was operating 121 stores located primarily in small and medium sized communities which typically do not have a mall-based department store. The stores serve communities in 15 states, located primarily in the Southeast and Mid-Atlantic.

CONSOLIDATION: The consolidated financial statements include the accounts of Peebles Inc. and its wholly owned subsidiaries, Carlisle Retailers, Inc. and Ira A. Watson Co., (together
"Peebles" or the "Company"). All significant intercompany balances and transactions have been eliminated.

The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal and recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended April 29, 2000 are not necessarily indicative of the results that may be expected for the fiscal year ended February 3, 2001, due to the seasonal nature of the business of Peebles.

The balance sheet at January 29, 2000 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the fiscal year ended January 29, 2000.

NOTE B-LONG-TERM DEBT
Long-term debt consisted of the following:

                                      April 29, 2000      May 1, 1999
                                      --------------     ------------
   Senior Revolving Facility            $ 43,000           $  44,500
   Senior Term Note A                      9,000              12,000
   Senior Term Note B                     58,800              59,400
   Swingline Facility                      1,040               3,354
   Other                                     300                 500
                                        --------            --------
                                         112,140             119,754

   Less current maturities:                3,700               3,700
                                        --------            --------
   Long-term debt                      $ 108,440           $ 116,054
                                        ========            ========

The total amount available under the Senior Revolving Facility (the "Revolver") and the Swingline Facility is determined by a defined asset based formula with maximum borrowings limited to $75,000, less outstanding amounts under letters of credit. At April 29, 2000, the total amount available to borrow was $64,043, of which $44,040 was in use.

NOTE C-INCOME TAXES

Differences between the effective rate of income taxes and the statutory rate arise principally from the state income taxes and non-deductible amortization related to certain purchase accounting adjustments.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS
(in thousands)

RESULTS OF OPERATIONS

The following management's discussion and analysis provides information with respect to the results of operations for the three-month period (or "Fiscal Quarter") ended April 29, 2000 in comparison with the Fiscal Quarter ended May 1, 1999. The consolidated operations of the Company for the Fiscal Quarter ended April 29, 2000 include the results of 121 stores open the entire three-month period. In the prior year comparable period ended May 1, 1999, 117 stores were in operation the entire three-month period, and 2 new store locations were opened during the Fiscal Quarter.

The Company defines a comparable store as having operations for the entire twelve-month period in both the current and previous fiscal years. For fiscal 2000, 117 stores will have had operations for the entire twelve- month periods ending February
3, 2001 and ended January 29, 2000.


                                  Three-Month Period Ended
                                ---------------------------
                                April 29,   May 1,    May 2,
(dollars in thousands)            2000       1999      1998
                                -------    -------    ------
Net sales                       $63,363    $64,422   $51,013
% (decrease) increase              (1.6)%     26.3%     13.0%

Comparable stores % (decrease)
   increase in net sales:          (3.6)%     (2.6)%     6.2%

Stores in operation at period
   period end                      121        119        88

   Operations as a Percentage
          of Net Sales:
   ---------------------------
Cost of sales                      60.2%      60.6%     61.2%
Selling, general &
   administrative expenses         30.1       30.6      29.0
Depreciation and amortization       3.9        3.3       3.7
                                   ----       ----      ----
Operating Income                    5.8        5.5       6.1

Interest Expense                    4.4        4.3       4.3
Provision for income taxes           .6         .5        .7
                                   ----       ----      ----
Net Income                           .8%        .7%      1.1%
                                   ====       ====      ====

Net sales were adversely affected by three primary factors in the first Fiscal Quarter: a) strong December and January sales which significantly reduced the clearance merchandise which typically drives February and early March sales; b) miserable rainy and unseasonably cold weather throughout March and April in a majority of the Company's markets; and c) Mother's Day falling two full weeks after the close of the Fiscal Quarter in the current year versus only one week in the prior year. As temperatures quickly warmed in May and with Mother's Day sales strong, total net sales for the sixteen-week periods ended May 20, 2000 and May 22, 1999 were $81,889 and $81,314, an increase of .7%. Net sales at comparable stores for the sixteen-week periods ended May 20, 2000 and May 22, 1999 were $79,358 and $80,049, a decrease of only .9%.

Cost of sales as a percentage of net sales continued to benefit from lower inventory levels of clearance merchandise and the maturation of the significant number of store locations opened in fiscal 1999 and 1998. New and acquired store locations, especially those in markets new to the Company, typically run a higher cost of sales percentage relative to mature stores due to heavier promotions and the lack of comparable sales history. After approximately 24 to 36 months of operation, a new location generally attains the Company's mature store average cost of sales.

Selling, general and administrative expenses, exclusive of depreciation and amortization, were 30.1%, 30.6% and 29.0% as a percentage of net sales in the first Fiscal Quarter of 2000, 1999 and 1998, respectively. New and acquired stores are planned to have a higher expense structure than mature stores for the first 12 to 18 months of operation as advertising and payroll expenses are increased to achieve a market presence. In addition, newer stores typically have higher occupancy costs than mature stores. In addition, the Company began operating a second distribution center in June 1998 upon the completion of the Watson Merger and continues to leverage that expense with economies of scale.

Depreciation and amortization expenses as a percentage of net sales increased for the Fiscal Quarter ended April 29, 2000 in comparison to the first Fiscal Quarter of 1999, primarily due to the depreciation of fiscal 1999 capital expenditures required in the 31 store locations opened during the twelve-month period from May 2, 1998 to May 1, 1999. Capital expenditures totaled $9,151, $13,394 and $10,226 for fiscal years 1999, 1998 and 1997 respectively.

Interest expense increased slightly as a percentage of sales in comparing the 2000 and 1999 first Fiscal Quarters. Lower average borrowings in 2000 were offset by higher interest rates and lower sales.

The effective income tax rate is 44.0% for the first Fiscal Quarters of 2000 and 1999. The effective tax rate differs from the statutory rate primarily due to state income taxes and nondeductible amortization relating to certain acquisition related assets.

As a result of the changes discussed above, net income for the three-month periods ended April 29, 2000 and May 1, 1999 was $482 and $427, respectively, or .8% and .7% of net sales, respectively.

LIQUIDITY AND CAPITAL RESOURCES

The Company's primary cash requirements are for capital expenditures in connection with the new store expansion and remodeling program and for working capital needs. The Company's primary sources of funds are cash flow from continuing operations, borrowings under the Credit Agreement and trade accounts payable. Merchandise inventory levels typically build throughout the first Fiscal Quarter and again in the fall, peaking during the Christmas selling season. Accounts receivable peak during December and January, decrease during the first and second Fiscal Quarters, and begin building again in third Fiscal Quarter. Capital expenditures for existing stores typically occur evenly throughout the first three Fiscal Quarters of each year, but can vary by Fiscal Quarter based on new and acquired stores.

During the first Fiscal Quarter of 2000, operating activities used cash of $5,771, compared to $6,738 in the prior year comparable period. Merchandise purchases were greater in the first Fiscal Quarter of 2000 in comparison to the prior year for inventory levels to reach plan. With a greater amount of Spring imported merchandise, primarily in support of the Company's private label program, paid for via letters of credit in the fourth Fiscal Quarter of 1999, accounts payable provided cash of $366 in the first Fiscal Quarter of 2000 versus using cash of $3,573 in the comparable prior year period. In addition, cash provided by the reduction in accounts receivable totaled $5,809 in the first Fiscal Quarter of the current year, compared to $3,756 in the prior year. The Company's working capital at April 29, 2000 and May 1, 1999 was $92,194 and $85,946, respectively.

Capital expenditures are the primary use of cash in investing activities. In the current Fiscal Quarter, capital expenditures were $686, down significantly in comparison to $2,854 in the comparable prior year period. Stores opened in the third and fourth Fiscal Quarters of 1998, particularly those acquired in the Watson Merger, required a greater amount of capital expenditures in the First Fiscal Quarter of the prior year. In addition, the Company opened 2 new store locations and completed several remodeling/space reallocations during the three-month period ended May 1, 1999. In the first Fiscal Quarter of the current year, capital expenditures were for planned remodeling/space reallocations at existing stores and routine fixture upgrades.

The Company currently plans to open a total of 5 new store locations in fiscal 2000. The Company has signed non-cancelable leases for 4 new store locations planned to open in the third and fourth Fiscal Quarters. Based on historical experience, the Company estimates that the cost of opening a new store will include capital expenditures of approximately $425 for leasehold improvements and fixtures and approximately $425 for initial inventory, approximately one-third of which is normally financed through vendor credit. Accounts receivable for new stores typically build to 15% of net sales or approximately $300 within 24 months of the store opening. The Company may also incur capital expenditures to acquire existing stores.

The Company finances its operations, capital expenditures, and debt service payments with funds available under its Revolver. The maximum amount available under the Revolver is $75 million less amounts outstanding under letters of credit. The actual amount available is determined by an asset-based formula. In the three-month periods ended April 29, 2000 and May 1, 1999, the Company drew a net $5,763 and $9,729, respectively, primarily for inventory and capital expenditures. The Company believes the cash flow generated from operating activities together with funds available under the Revolver will be sufficient to fund its investing activities and the debt service of the Credit Agreement.

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

MARKET RISK

The Company's interest expense is affected by changes in short-term interest on the debt outstanding under the Credit Agreement. The Credit Agreement bears interest at rates based on both the LIBOR and prime lending rates (the "Borrowing Rates"). Assuming:
i) the Borrowing Rates vary by 100 basis points from their current levels at any given fiscal month, and ii) the Company maintains an aggregate outstanding debt balance subject to these rates of $112,140 during the fiscal month of variance, interest expense would vary by approximately $94 for that fiscal month.

YEAR 2000 TECHNOLOGICAL ISSUES

The Company experienced no significant disruptions in either information technology systems or non-information systems as a result of the date change to the year 2000. The Company continues to monitor these systems to ensure any latent date-related matters that may arise are properly addressed. Costs associated with the evaluation and modification of information and non-information systems were expensed as incurred and were not material to the financial position or results of operations of the Company.


FORWARD-LOOKING STATEMENTS

Certain statements in this quarterly report on Form 10-Q are forward-looking, based on the Company's evaluation of historical information and judgments on future events, based on the best information available at the time. Underlying these statements are risks and uncertainties, which could cause actual results to differ materially from those forward-looking statements. These risks and uncertainties include, but are not limited to: i) consumer demand for the Company's soft-apparel merchandise; ii) competitive and consumer demographic shifts within the Company's markets; iii) the Company's access to, and cost of, capital; iv) the Company's ability to locate and open new store locations on a timely and profitable basis; v) the Company's ability to continue to integrate acquired stores into Peebles' overall operations on a timely basis; and vi) the successful management of inventory levels, related costs and selling, general and administrative costs.

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

                          PEEBLES INC.

Date:   June 7, 2000               By   /s/    Michael F. Moorman
                                        -------------------------
                                        Michael F. Moorman
                                        President and Chief
                                        Executive Officer
                                       (Principal Executive Officer)

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