Form 10-Q
period 2000-07-29
PEEBLES INC
filed 2000-09-06
CIK 804125

SECURITIES AND EXCHANGE COMMISSION
                   Washington, D.C.  20549

                  -------------------------

                          FORM 10-Q


      Quarterly Report Pursuant to Section 15(d) of the
               Securities Exchange Act of 1934

             For the Quarter Ended July 29, 2000
         Commission file number             33-27126
                                     -------------------


                        PEEBLES INC.
   (Exact name of registrant as specified in its charter)

           Virginia                              54-0332635
     ------------------------               ------------------
    (State of Incorporation)               (I.R.S. Employer
                                            Identification No.)

       One Peebles Street
   South Hill, Virginia 23970-5001             (804) 447-5200
 ---------------------------------           ------------------
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

As of September 1, 2000, 1,000 shares of Common Stock of
Peebles Inc. were outstanding.

PART I.    FINANCIAL INFORMATION

Item 1.   Financial Statements

CONDENSED CONSOLIDATED BALANCE SHEETS
PEEBLES INC. & SUBSIDIARIES

(in thousands, except shares and per share amounts)

                                         July 29,  January 29,   July 31,
                                           2000        2000        1999
                                        ---------  -----------  ----------

ASSETS                                 (Unaudited)             (Unaudited)
CURRENT ASSETS

 Cash                                   $    286    $  1,008   $     87
 Accounts receivable, net                 32,723      37,949     30,355
 Merchandise inventories                  75,635      70,181     73,346
 Prepaid expenses                            957         709      1,555
 Income taxes receivable                      --       1,201        952
 Other                                     2,593       2,670      2,578
                                         -------     -------    -------
                 TOTAL CURRENT ASSETS    112,194     113,718    108,873

PROPERTY AND EQUIPMENT, NET               51,564      53,063     53,325
OTHER ASSETS
 Excess of cost over net assets
    acquired, net                         38,140      39,100     40,057
 Deferred financing cost                   1,198       1,895      2,609
 Other                                     2,708       2,441      3,237
                                         -------     -------    -------
                                          42,046      43,436     45,903
                                         -------     -------    -------
                                        $205,804    $210,217   $208,101
                                         =======     =======    =======
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
 Accounts payable                       $ 13,310    $ 12,795   $ 12,688
 Accrued compensation and other
   expenses                                4,953       7,268      4,346
 Deferred income taxes                     2,139       2,139      2,433
 Current maturities of long-term debt      3,700       3,700      3,700
 Other                                     3,277       3,582      1,942
                                         -------     -------    -------
        TOTAL CURRENT LIABILITIES         27,379      29,484     25,109
LONG-TERM DEBT                            98,672     102,677    111,557
LONG-TERM CAPITAL LEASE OBLIGATIONS          471         614        777
DEFERRED INCOME TAXES                      8,884       8,883      6,990
STOCKHOLDERS' EQUITY
Preferred stock- no par value,
  authorized 1,000,000 shares,
  none issued and  outstanding                --          --         --
Common stock-- par value $.10 per
  share, authorized 5,000,000 shares,
  1,000 issued and outstanding.                1           1          1
Additional capital                        59,307      59,307     59,307
Retained earnings:  accumulated
  from May 27, 1995;                      11,090       9,251      4,360
                                         -------     -------    -------
                                          70,398      68,559     63,668
                                         -------     -------    -------
                                        $205,804    $210,217   $208,101
                                         =======     =======    =======

See notes to condensed consolidated financial statements

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
PEEBLES INC. & SUBSIDIARIES

(in thousands, except shares and per share amounts)

(Unaudited)
                                  Three-Month              Six-Month
                                  Period Ended            Period Ended
                              -------------------     -----------------
                              July 29,  July 31,      July 29,  July 31,
                                2000      1999          2000      1999
                              -------   ---------     -------  --------


NET SALES                     $71,537    $ 70,547    $134,900  $134,969

COSTS AND EXPENSES
Cost of sales                  42,906      41,228      81,077    80,291
Selling, general and
   administrative expenses     20,795      21,303      39,830    41,016
Depreciation and amortization   2,496       2,140       4,990     4,269
                               ------      ------      ------    ------
                               66,197      64,671     125,897   125,576
                               ------      ------      ------    ------
OPERATING INCOME                5,340       5,876       9,003     9,393

INTEREST EXPENSE                2,916       2,820       5,719     5,575
                               ------      ------      ------    ------
INCOME BEFORE INCOME TAXES      2,424       3,056       3,284     3,818

INCOME TAXES
Federal, state and deferred     1,067       1,345       1,445     1,680
                               ------      ------      ------    ------

NET INCOME                    $ 1,357    $  1,711     $ 1,839  $  2,138
                               ======    ========     =======  ========

RETAINED EARNINGS
BEGINNING OF PERIOD             9,733       2,649       9,251     2,222
                               ------      ------      ------    ------

RETAINED EARNINGS
END OF PERIOD                 $11,090    $  4,360     $11,090  $  4,360
                              =======    ========     =======  ========

EARNINGS PER SHARE            $ 1,357    $  1,711     $ 1,839  $  2,138
                              =======    ========     =======  ========

Weighted average common stock   1,000       1,000       1,000     1,000
                              =======    ========     =======  ========


See notes to condensed consolidated financial statements

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
PEEBLES INC. & SUBSIDIARIES
(in thousands)
(Unaudited)
                                              Six-Month Period Ended
                                            --------------------------

                                              July 29,         July 31,
                                                2000             1999
                                             --------         --------

OPERATING ACTIVITIES
Net income                                    $ 1,839          $ 2,138
Adjustments to reconcile net income to net
  cash provided by (used in)
  operating activities:
     Depreciation                               3,845            3,124
     Amortization                               1,842            1,842
     Provision for doubtful accounts            1,446              787
     Changes in operating assets and
       liabilities:
           Accounts receivable                  3,780            2,353
           Merchandise inventories             (5,454)          (1,984)
           Accounts payable                       515           (4,828)
           Other assets and liabilities        (1,757)          (3,690)
                                              -------          -------
 NET CASH PROVIDED BY (USED IN) OPERATING
    ACTIVITIES                                 6,056             (258)

INVESTING ACTIVITIES
Purchase of property and equipment            (2,468)          (5,051)
Other                                           (305)               --
                                              -------           ------
NET CASH USED IN INVESTING ACTIVITIES         (2,773)          (5,051)

FINANCING ACTIVITIES
Proceeds from revolving line of credit        195,422          183,101
Reduction in revolving line of credit and
 long-term debt                              (199,427)        (177,769)
                                             --------         --------
NET CASH (USED IN) PROVIDED BY FINANCING
   ACTIVITIES                                  (4,005)           5,332
                                             --------         --------
(DECREASE) INCREASE IN CASH AND CASH
   EQUIVALENTS                                   (722)              23

Cash and cash equivalents beginning of
   period                                       1,008               64
                                             --------         --------
CASH AND CASH EQUIVALENTS END OF PERIOD      $    286         $     87
                                             ========         ========

See notes to condensed consolidated financial statements

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
PEEBLES INC. & SUBSIDIARIES
July 29, 2000

(in thousands)


NOTE A-ORGANIZATION AND BASIS OF PRESENTATION

NATURE OF OPERATIONS: Peebles Inc. and subsidiaries ("Peebles" or the "Company") operate retail department stores offering predominately fashion merchandise for the entire family and selected home accessories. At July 29, 2000, the Company was operating 121 stores located primarily in small and medium sized communities which typically do not have a mall-based department store. The stores serve communities in 15 states, located primarily in the Southeast and Mid-Atlantic.

CONSOLIDATION: The consolidated financial statements include the accounts of Peebles Inc. and its wholly owned subsidiaries, Carlisle Retailers, Inc. and Ira A. Watson Co. (together "Peebles" or the "Company"). All significant intercompany balances and transactions have been eliminated.

The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal and recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month and six-month periods ended July 29, 2000 are not necessarily indicative of the results that may be expected for the fiscal year ended February 3, 2001, due to the seasonal nature of the business of Peebles.

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

NOTE B-ACCOUNTS RECEIVABLE

Accounts receivable at July 29, 2000 and July 31, 1999 are shown net of $2,000 and $1,700, respectively, representing the allowance for uncollectible accounts. As a service to its customers, the Company offers credit through the use of its own charge card and certain major credit cards. The Peebles' customer usually resides in the local community immediately surrounding the store location. Peebles stores serve these local customers in 15 states: Virginia, Tennessee, North Carolina, Maryland, Kentucky, West Virginia, Alabama, Pennsylvania, South Carolina, Ohio, Delaware, New York, Indiana, New Jersey and Missouri. The Company does not require collateral from its customers.

PEEBLES INC. & SUBSIDIARIES

(in thousands)

NOTE C-LONG-TERM DEBT
Long-term debt consisted of the following:

                          July 29,  January 29,  July 31,
                           2000       2000         1999
                          --------  ----------   --------
   Senior Revolving
     Facility            $ 40,912   $ 34,000     $ 44,000
   Senior Term Note A       7,488      9,750       11,250
   Senior Term Note B      53,672     58,950       59,250
   Swingline Facility          --      3,277          357
   Other                      300        400          400
                          -------    -------     --------
                          102,372    106,377      115,257

   Less current
     maturities:            3,700      3,700        3,700
                          -------    -------     --------
   Long-term debt        $ 98,672   $102,677     $111,557
                         ========   ========     ========

The total amount available under the Senior Revolving Facility (the "Revolver") and the Swingline Facility is determined by a defined asset based formula with maximum borrowings limited to $75,000, less outstanding amounts under letters of credit. At July 29, 2000, the total amount available to borrow was $61,436, of which $40,912 was in use.

On July 17, 2000, in accordance with certain provisions of the Credit Agreement, the Company reduced the outstanding principal amount of its Senior Term Notes A and B by $761 and $4,978, respectively. The prepayment amount (the "ECF Prepayment Amount") represents excess cash flow as defined by the Credit Agreement. The ECF Prepayment Amount is an annual calculation based on the Company's operations from the previous fiscal year. The ECF Prepayment Amount was funded through the Revolver.

NOTE D-INCOME TAXES

Differences between the effective rate of income taxes and the statutory rate arise principally from state income taxes and non-deductible amortization related to certain purchase accounting adjustments.

ITEM 2.  MANAGEMENT'S  DISCUSSION AND  ANALYSIS  OF  FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

(in thousands)

RESULTS OF OPERATIONS

The following management's discussion and analysis provides information with respect to the results of operations for the three-month period (or "Fiscal Quarter") and six-month period ended July 29, 2000 in comparison with the Fiscal Quarter and six-month period ended July 31, 1999. The consolidated operations of the Company for the Fiscal Quarter and six-month period ended July 29, 2000 include the results of 121 store locations. During the twelve-month period ended July 29, 2000, the Company opened two new store locations and closed one marginally profitable store.

The Company defines a comparable store as having operations for the entire twelve-month period in both the current and previous fiscal years. For fiscal 2000, 117 stores will have had operations for the entire twelve- month periods ending February 3, 2001 and January 29, 2000.

                                    Three-Month          Six-Month
                                    Period Ended        Period Ended
                               --------------------  --------------------
                               July 29,    July 31,   July 29,   July 31,
(dollars in thousands)           2000        1999       2000       1999
                               --------    --------  ---------   --------

Net sales                      $71,537     $70,547   $134,900    $134,969
   % increase (decrease)           1.4%       22.3%       (.1%)      24.2%

Comparable stores % increase:
 (decrease) in net sales           1.0%        3.6%      (1.3%)        .5%

Stores in operation at period end  121         120        121         120

Total stores opened during period    0           1          0           3

 Operations as a Percentage
     of Net Sales:
  ---------------------------
Cost of sales                    60.0%       58.4%      60.1%      59.5%
Selling, general &
  administrative expenses        29.0        30.2       29.5       30.4
Depreciation and amortization     3.5         3.1        3.7        3.1
                                 ----        ----       ----       ----
Operating Income                  7.5         8.3        6.7        7.0

Interest Expense                  4.1         4.0        4.2        4.2
Provision for income taxes        1.5         1.9        1.1        1.2
                                 ----        ----       ----       ----
Net Income                        1.9%        2.4%       1.4%       1.6%
                                 =====       ====       ====       ====

Net sales for the three-month period ended July 29, 2000 increased 1.4% over the prior year, due primarily to strong sales in the two-week periods preceding both Mother's Day and Father's Day. Mother's Day fell a week later in the second Fiscal Quarter than in the prior year, positively impacting net sales. For the six-month period ended July 29, 2000, net sales were $134,900, down $69 in comparison to the prior year comparable period. Net sales at comparable stores were up 1.0% for the second Fiscal Quarter and down 1.3% year to date. Throughout the six-month period ended July 29, 2000, net sales have been driven more by promotional and clearance events than in the comparable prior year period.

Cost of sales as a percentage of net sales was 60.0% and 58.4% for the three-month periods ended July 29, 2000 and July 31, 1999, respectively, and 60.1% and 59.5%, respectively, for the six-month periods then ended. The current year increases in comparing both the three-month periods and six-month periods are primarily a result of greater promotional markdowns and clearance markdowns taken after Father's Day.

Selling, general and administrative expenses ("SG&A") as a percentage of net sales, exclusive of depreciation and amortization, were 29.0% and 30.2%, respectively, for Fiscal Quarters ended July 29, 2000 and July 31, 1999 and 29.5% and 30.4%, respectively, for the six-month periods then ended. SG&A expenses as a percentage of net sales continue to benefit from the maturation of stores opened in fiscal 1999 and 1998. New and acquired stores are planned to have a higher expense structure than mature stores for the first 12 to 18 months of operation as advertising and payroll expenses are increased to achieve a market presence. In addition, newer stores typically have higher occupancy costs than mature stores.

Depreciation and amortization expenses as a percentage of net sales were 3.5% and 3.1% for the three-month periods ended July 29, 2000 and July 31, 1999, respectively, and 3.7% and 3.1% for the six-month periods then ended. The increases are primarily a result of depreciation expense associated with capital expenditures required in store locations opened in fiscal 1999 and 1998. Capital expenditures totaled $9,151 and $13,394 in 1999 and 1998, respectively.

Interest expense was 4.1% and 4.0% of net sales for the Fiscal Quarters ended July 29, 2000 and July 31, 1999, respectively, and 4.2% for each of the six-month periods then ended. For both the three and six-month periods ended July 29, 2000, average borrowings were lower in comparison to the prior year. These lower average borrowings, however, were offset by higher average interest rates in comparing the current year to the prior.

The effective income tax rate for the three and six-month periods ended July 29, 2000 and July 31, 1999 was 44.0%. The effective tax rate differs from the statutory rate primarily due to state income taxes and nondeductible amortization relating to certain acquisition related assets.

As a result of the changes discussed above, net income for the three-month and six-month periods ended July 29, 2000 was 1.9% and 1.4% of net sales, respectively. For the prior year three and six-month periods ended July 31, 1999, net income as a percentage of net sales was 2.4% and 1.6%, respectively.

LIQUIDITY AND CAPITAL RESOURCES

The Company's primary cash requirements are for capital expenditures in connection with the new store expansion and remodeling program and for working capital needs. The Company's primary sources of funds are cash flow from continuing operations, borrowings under the Credit Agreement and trade accounts payable. Merchandise inventory levels typically build throughout the first Fiscal Quarter and again in the fall, peaking during the Christmas selling season. Accounts receivable peak during December and January, decrease during the first and second Fiscal Quarters and begin building again in the third Fiscal Quarter. Capital expenditures for existing stores typically occur evenly throughout the first three quarters of each year, but can vary by Fiscal Quarter based on new and acquired stores.

The Company's operating activities provided cash of $6,056 in the six-month period ended July 29, 2000. In the six-month period ended July 31, 1999, operating activities used cash of $258. In the current six-month period, the seasonal increase in merchandise inventories, using net cash of $5,454, was financed to a greater degree by vendor credit than in the prior year comparable period. Current year operating cash flow was further enhanced in comparison to the prior year by a greater realization of accounts receivable. The timing of the aggregate realization of certain other operating assets and the payment of certain liabilities used less cash in the current six-month period than in the comparable prior year period. Working capital grew to $84,815 at July 29, 2000 from $83,764 at July 31, 1999.

Capital expenditures are the primary use of cash in investing activities. In the six-month periods ended July 29, 2000 and July 31, 1999, capital expenditures totaled $2,468 and $5,051, respectively. In the current year, capital expenditures were primarily for 2 new store locations opening early in the third Fiscal Quarter, planned remodeling/space reallocations and routine fixture upgrades. During the six-month period ended July 31, 1999, capital expenditures were necessary in the opening of 3 new store locations, as well as for the store locations acquired in 1998. The Company did not open any new store locations in the third Fiscal Quarter of 1999.

The Company currently plans to open a total of 5 new store locations in fiscal 2000, adding approximately 100,000 gross square feet. The Company has signed non-cancelable leases for 4 new store locations, two of which will open in the third
Fiscal Quarter.   Based on historical experience, the Company
estimates that the cost of opening a new store will include capital expenditures of approximately $425 for leasehold improvements and fixtures and approximately $425 for initial inventory, approximately one-third of which is normally financed through vendor credit. Accounts receivable for new stores typically build to an average of approximately 11% of net sales or approximately $275 within 24 months of the store opening. The Company may also incur capital expenditures to acquire existing stores.

The Company finances its operations, capital expenditures, and debt service payments with funds available under its Revolver. The maximum amount available under the Revolver is $75,000 less amounts outstanding under letters of credit. The actual amount available is determined by an asset-based formula. In the six-month period ended July 29, 2000, the Company reduced outstanding borrowings by $4,005. During the six-month period ended July 31, 1999, the Company drew a net $5,332, primarily for working capital and capital expenditures. The Company believes the cash flow generated from operating activities together with funds available under the Revolver will be sufficient to fund its investing activities and the debt service of the Credit Agreement.

SEASONALITY AND INFLATION

As a retailer offering predominately soft-apparel and selected home accessories, the Company's business is seasonal, although less heavily weighted in the fourth quarter than retailers with comparable offerings of merchandise. Over the past four fiscal years, quarterly sales as a percentage of total sales have been consistent at approximately 20%, 23%, 24% and 33% for the first through fourth quarters, respectively. Peebles' positioning of its stores in small to medium sized communities with limited competition, along with the Company's less-promotional, every day fair value, pricing strategy produces operations less dependent on the fourth quarter. However, the third and fourth quarters are generally bolstered by the back-to-school and Christmas holiday selling seasons.

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

MARKET RISK

The Company's interest expense is affected by changes in short-term interest on the debt outstanding under the Credit Agreement. The Credit Agreement bears interest at rates based on both the LIBOR and prime lending rates (the "Borrowing Rates"). Assuming: i) the Borrowing Rates vary by 100 basis points from their current levels at any given fiscal month, and ii) the Company maintains an aggregate outstanding debt balance subject to these rates of $102,372 during the fiscal month of variance, interest expense would vary by approximately $85 for that fiscal month.

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

                        PEEBLES INC.

Date:   September 6, 2000    By   /s/   Michael F. Moorman
                                  -------------------------
                                   Michael F. Moorman
                                   President and Chief Executive
                                   Officer (Principal Executive Officer)

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