Form 10-Q
period 2000-10-28
PEEBLES INC
filed 2000-11-29
CIK 804125

SECURITIES AND EXCHANGE COMMISSION
                   Washington, D.C.  20549

                  -------------------------
                          FORM 10-Q


      Quarterly Report Pursuant to Section 15(d) of the
               Securities Exchange Act of 1934

           For the Quarter Ended October 28, 2000
         Commission file number             33-27126
                                   -----------------

                        PEEBLES INC.
   (Exact name of registrant as specified in its charter)

          Virginia                            54-0332635
  --------------------------               -----------------
   (State of Incorporation)                (I.R.S. Employer
                                            Identification No.)

          One Peebles Street
   South Hill, Virginia 23970-5001           (804) 447-5200
-------------------------------------      --------------------
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

As of November 1, 2000, 1,000 shares of Common Stock of
Peebles Inc. were outstanding.

PART I.    FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED BALANCE SHEETS
PEEBLES INC. & SUBSIDIARIES
(in thousands, except shares and per share amounts)

                                         October 28,  January 29, October 30,
                                             2000        2000       1999
                                         ----------    --------   --------
ASSETS                                   (Unaudited)             (Unaudited)
CURRENT ASSETS

 Cash                                      $    138   $   1,008    $    25
 Accounts receivable, net                    32,710      37,949     30,227
 Merchandise inventories                     92,749      70,181     91,407
 Prepaid expenses                               758         709      1,207
 Income taxes receivable                         --       1,201        973
 Other                                          896       2,670      2,599
                                            -------     -------    -------
         TOTAL CURRENT ASSETS               127,251     113,718    126,438

PROPERTY AND EQUIPMENT, NET                  51,030      53,063     53,572
OTHER ASSETS
 Excess of cost over net assets              37,660      39,100     39,577
acquired, net
 Deferred financing cost                        850       1,895      2,243
 Other                                        3,046       2,441      3,389
                                           --------    --------   --------
                                             41,556      43,436     45,209
                                           --------    --------   --------
                                           $219,837    $210,217   $225,219
                                           ========    ========   ========
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
 Accounts payable                           $21,273     $12,795    $22,423
 Accrued compensation and other expenses      6,672       7,268      5,396
 Deferred income taxes                        2,139       2,139      2,433
 Current maturities of long-term debt         3,700       3,700      3,700
 Other                                        3,666       3,582      1,862
                                            -------     -------    -------
       TOTAL CURRENT LIABILITIES             37,450      29,484     35,814
LONG-TERM DEBT                              101,141     102,677    117,670
LONG-TERM CAPITAL LEASE OBLIGATIONS             399         614        717
DEFERRED INCOME TAXES                         8,884       8,883      6,990
STOCKHOLDERS' EQUITY
Preferred stock- no par value,
  authorized 1,000,000 shares,
  none issued and outstanding                    --          --         --
Common stock-- par value $.10 per share,
  authorized 5,000,000 shares,
  1,000 issued and outstanding.                   1           1          1
Additional capital                           59,307      59,307     59,307
Retained earnings: accumulated
  from May 27, 1995;                         12,655       9,251      4,720
                                           --------    --------   --------
                                             71,963      68,559     64,028
                                           --------    --------   --------
                                          $ 219,837   $ 210,217  $ 225,219
                                           ========    ========   ========

See notes to condensed consolidated financial statements

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
PEEBLES INC. & SUBSIDIARIES
(in thousands, except shares and per share amounts)
(Unaudited)

                          Three-Month Period Ended    Nine-Month Period Ended
                          -------------------------   ------------------------
                           October 28,  October 30,   October 28,  October 30,
                              2000         1999          2000         1999
                          ------------  -----------   -----------  -----------

NET SALES                   $ 71,992     $ 69,723     $ 206,892     $ 204,692

COSTS AND EXPENSES
Cost of sales                 41,626       41,915       122,703       122,206
Selling, general and
 administrative expenses      22,219       21,666        62,049        62,682
Depreciation and               2,497        2,622         7,487         6,891
amortization
                              ------       ------       -------       -------
                              66,342       66,203       192,239       191,779
                              ------       ------       -------       -------
OPERATING INCOME               5,650        3,520        14,653        12,913

INTEREST EXPENSE               2,855        2,878         8,574         8,453
                              ------       ------       -------       -------
INCOME BEFORE INCOME TAXES     2,795          642         6,079         4,460

INCOME TAXES
Federal, state and deferred    1,230          282         2,675         1,962
                              ------       ------       -------       -------

NET INCOME                   $ 1,565      $   360       $ 3,404       $ 2,498
                             =======      =======       =======       =======

RETAINED EARNINGS
  BEGINNING OF PERIOD         11,090        4,360         9,251         2,222
                              ------      -------        ------        ------

RETAINED EARNINGS
  END OF PERIOD              $12,655     $  4,720      $ 12,655      $  4,720
                             =======      =======      ========      ========

EARNINGS PER SHARE           $ 1,565     $    360      $  3,404      $  2,498
                             =======      =======      ========      ========

Weighted average common
  stock outstanding            1,000        1,000         1,000         1,000
                             =======      =======      ========      ========

See notes to condensed consolidated financial statements

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
PEEBLES INC. & SUBSIDIARIES
(in thousands)
(Unaudited)
                                             Nine-Month Period Ended
                                           ----------------------------
                                              October          October
                                                28,               30,
                                               2000              1999
                                             --------         --------

OPERATING ACTIVITIES
Net income                                   $  3,404         $  2,498
Adjustments to reconcile net income
  to net cash provided by (used in)
  Operating activities:
    Depreciation                                5,771            5,175
    Amortization                                2,762            2,762
    Provision for doubtful accounts             2,301            1,156
    Changes in operating assets and liabilities:
       Accounts receivable                      2,938            2,112
       Merchandise inventories                (22,568)         (19,945)
       Accounts payable                         8,478            4,907
       Other assets and liabilities             1,809           (2,731)
                                              -------          -------
NET CASH PROVIDED BY (USED IN) OPERATING
   ACTIVITIES                                   4,895           (4,066)

INVESTING ACTIVITIES
Purchase of property and equipment             (3,979)          (7,418)
Other                                            (250)               -
                                              -------          -------
NET CASH USED IN INVESTING ACTIVITIES          (4,229)          (7,418)

FINANCING ACTIVITIES
Proceeds from revolving line of credit        284,113          279,579
Reduction in revolving line of credit and
  long-term debt                             (285,649)        (268,134)
                                              -------          -------

NET CASH (USED IN) PROVIDED BY FINANCING
    ACTIVITIES                                 (1,536)          11,445
                                              -------          -------

DECREASE IN CASH AND CASH EQUIVALENTS            (870)             (39)

Cash and cash equivalents beginning of
  Period                                        1,008               64
                                              -------          -------

CASH AND CASH EQUIVALENTS END OF PERIOD       $   138          $    25
                                              =======          =======

See notes to condensed consolidated financial statements

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
PEEBLES INC. & SUBSIDIARIES
October 28, 2000

(in thousands)


NOTE A-ORGANIZATION AND BASIS OF PRESENTATION

NATURE OF OPERATIONS: Peebles Inc. and subsidiaries ("Peebles" or the "Company") operate retail department stores offering predominately fashion merchandise for the entire family and selected home accessories. At October 28, 2000, the Company was operating 124 stores located primarily in small and medium sized communities which typically do not have a mall-based department store. The stores serve communities in 15 states, located primarily in the Southeast and Mid-Atlantic.

CONSOLIDATION: The consolidated financial statements include the accounts of Peebles Inc. and its wholly owned subsidiaries, Carlisle Retailers, Inc. and Ira A. Watson Co. (together "Peebles" or the "Company"). All significant intercompany balances and transactions have been eliminated.

ACCOUNTING PRONOUNCEMENTS: The Company is subject to the provisions of Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in Financial Statements", effective October 29, 2000. SAB 101 had no impact on the Company's consolidated financial statements. In addition, the Company will be subject to the provisions of Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Financial Instruments and Hedging Activities", effective February 4, 2001. SFAS No. 133 is not expected to impact the Company's consolidated financial statements.

The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal and recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month and nine-month periods ended October 28, 2000 are not necessarily indicative of the results that may be expected for the fiscal year ended February 3, 2001, due to the seasonal nature of the business of Peebles.

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


NOTE B-ACCOUNTS RECEIVABLE

Accounts receivable at October 28, 2000, January 29, 2000 and October 30, 1999 are shown net of $2,100, $1,800 and $1,700, respectively, representing the allowance for uncollectible accounts. Finance charges on credit sales and late fees for delinquent payments are included as a reduction of selling, general and administrative expenses. Finance charges and late fees totaled $1,592 and $1,375 for the three-month periods ended October 28, 2000 and October 31, 1999, respectively, and $4,879 and $4,201, respectively, for the nine-month periods then ended.

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

PEEBLES INC. & SUBSIDIARIES

(in thousands)


NOTE C-LONG-TERM DEBT
Long-term debt consisted of the following:

                              October 28,  January 29,  October 29,
                                 2000        2000          1999
                              ----------   -----------  -----------
   Senior Revolving Facility  $ 41,240      $ 34,000    $  48,000
   Senior Term Note A            6,738         9,750       10,500
   Senior Term Note B           53,522        58,950       59,100
   Swingline Facility            3,041         3,277        3,370
   Other                           300           400          400
                               -------       -------      -------
                               104,841       106,377      121,370

   Less current maturities:      3,700         3,700        3,700
                               -------       -------      -------
   Long-term debt             $101,141      $102,677     $117,670
                               =======       =======      =======

The total amount available under the Senior Revolving Facility (the "Revolver") and the Swingline Facility is determined by a defined asset based formula with maximum borrowings limited to $75,000, less outstanding amounts under letters of credit. At October 28, 2000, the total amount available to borrow was $74,169, of which $44,281 was in use.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

(in thousands)

RESULTS OF OPERATIONS

The following management's discussion and analysis provides information with respect to the results of operations for the three-month period (or "Fiscal Quarter") and nine-month period ended October 28, 2000 in comparison with the Fiscal Quarter and nine-month period ended October 30, 1999. The consolidated operations of the Company for the Fiscal Quarter and nine-month period ended October 28, 2000 include the results of 124 store locations. The Company opened three new store locations in the twelve-month period ended October 28, 2000 and closed one marginally profitable store. In addition, two new store locations were opened on October 28, 1999.

The Company defines a comparable store as having operations for the entire twelve-month period in both the current and previous fiscal years. For fiscal 2000, 117 stores will have had operations for the entire twelve- month periods ending February 3, 2001 and January 29, 2000.

                                   Three-Month       Nine-Month
                                   Period Ended      Period Ended
                               ------------------   ------------------
                               October   October    October    October
                                 28,       30,         28,        30,
(dollars in thousands)          2000      1999        2000       1999
                               -------   --------   --------   -------

Net sales                      $71,992   $69,723    $206,892  $204,692
% increase                         3.3%      6.3%        1.1%     17.4%

Comparable stores % increase
(decrease) in net sales:           1.5%       .4%        (.3%)      .5%

Stores in operation at
  Period end                       124       122         124       122

Total stores opened during
  period                             3         2           3        5

Operations as a Percentage of
         Net Sales:
-----------------------------
Cost of sales                     57.8%    60.1%      59.3%     59.7%
Selling, general &
  administrative expenses         30.9     31.1        30.0     30.6
Depreciation and amortization      3.5      3.8         3.6      3.4
                                  ----     ----        ----     ----
Operating Income                   7.8      5.0         7.1      6.3

Interest expense                   3.9      4.1         4.2      4.1
Provision for income taxes         1.7       .4         1.3      1.0
                                  ----     ----        ----     ----
Net income                         2.2%      .5%        1.6%     1.2%
                                  =====   =====       =====     ====

Net sales for the Fiscal Quarter ended October 28, 2000 increased $2,269, or 3.3%, to $71,992. Comparable stores contributed $69,077 to total net sales, an increase of $1,012, or 1.5%, over the comparable prior year period. The Company opened three new store locations during the Fiscal Quarter ended October 28, 2000, and these stores contributed $650 to net sales. The remaining net sales increase of $607 resulted from a full nine-months of operations at five new store locations opened in 1999, partially offset by a store closed in the fourth quarter of 1999. During the third Fiscal Quarter, consumer demand for the Fall season merchandise drove the sales increases noted, as relatively weak August sales, featuring final clearance of Summer merchandise, were offset by strong September sales. For the nine-month period ended October 28, 2000, total net sales were $2,200, or 1.1%, greater than in the comparable prior year period. The increase was a result of the new store locations opened on and after October 28, 1999. Current year net sales at comparable stores were lower than in the prior year by $674, or .3%, as increases in both the second and third Fiscal Quarters have not offset the decline experienced in the first Fiscal Quarter. Comparable store net sales increases (decreases) as a percentage of the prior year comparable period were as follows for the last 15 Fiscal Quarters:

                         Fiscal Quarter
              ------------------------------------
              First    Second     Third     Fourth   Total Year
              -----    ------     -----     ------   ----------
2000 vs. 1999 (3.6%)     1.0%      1.5%       N/A        N/A
1999 vs. 1998 (2.6%)     3.6%       .4%       3.2%       1.3%
1998 vs. 1997  6.2%      2.9%     (2.8%)     (1.2%)      0.9%
1997 vs. 1996  5.1%      7.7%      6.9%       3.3%       5.3%

Cost of sales as a percentage of net sales was 57.8% and 60.1% for the Fiscal Quarters ended October 28, 2000 and October 30, 1999, respectively, and 59.3% and 59.7%, respectively, for the nine-month periods then ended. Improvement in the third Fiscal Quarter resulted primarily from managing inventory levels through the Summer clearance cycle, and the stronger consumer demand for Fall merchandise, as noted above. In the second Fiscal Quarter greater promotional markdowns and clearance markdowns were taken after Father's Day to reduce inventory levels going into the third Fiscal Quarter. In addition, the continued maturation of the 33 store locations opened during 1998 and the 5 store locations opened in 1999 contributed to the decline in cost of sales as a percentage of net sales.

Selling, general and administrative expenses ("SG&A") as a percentage of net sales, exclusive of depreciation and amortization, were 30.9% and 31.1%, respectively, for Fiscal Quarters ended October 28, 2000 and October 30, 1999 and 30.0% and 30.6%, respectively, for the nine-month periods then ended. SG&A expenses as a percentage of net sales continue to benefit from the maturation of stores opened in fiscal 1999 and 1998. New and acquired stores are planned to have a higher expense structure than mature stores for the first 12 to 18 months of operation as advertising and payroll expenses are increased to achieve a market presence. In addition, newer stores typically have higher occupancy costs than mature stores.

Depreciation and amortization expenses as a percentage of net sales were 3.5% and 3.8% for the Fiscal Quarters ended October 28, 2000 and October 30, 1999, respectively, and 3.6% and 3.4% for the nine-month periods then ended. The decrease noted in comparing the Fiscal Quarters and the increase in the nine-month period were primarily a result of depreciation expense related to certain capital expenditures required in the store locations opened in 1999 and 1998. Capital expenditures totaled $9,151 and $13,394 in 1999 and 1998, respectively. For the nine-month period ended October 28, 2000 and October 30, 1999, capital expenditures totaled $3,979 and $7,418, respectively.

Interest expense was 3.9% and 4.1% of net sales for the Fiscal Quarters ended October 28, 2000 and October 30, 1999, respectively, and 4.2% and 4.1%, respectively, for the nine-month periods then ended. In the current Fiscal Quarter, interest expense of $2,855 decreased slightly from $2,878 in the comparable prior year period as lower average borrowings offset higher average interest rates. In the nine-month periods ended October 28, 2000 and October 30, 1999, interest expense totaled $8,574 and $8,453, respectively, as lower average borrowings did not completely offset the increase in average interest rates.

The effective income tax rate for the three and nine-month periods ended October 28, 2000 and October 30, 1999 was 44.0%. The effective tax rate differs from the statutory rate primarily due to state income taxes and nondeductible amortization relating to certain acquisition related assets.

As a result of the changes discussed above, net income for the three-month and nine-month periods ended October 28, 2000 was 2.2% and 1.6% of net sales, respectively. For the prior year three and nine-month periods ended October 30, 1999, net income as a percentage of net sales was .5% and 1.2%, respectively.

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

The Company's operating activities provided cash of $4,895 in the nine-month period ended October 28, 2000. In the nine-month period ended October 30, 1999, operating activities used cash of $4,066. Comparing the operating cash flow in 2000 to 1999, less cash was used in the current year for the seasonal increase in merchandise inventory. Greater financing through vendor credit and the realization of certain current assets required in prior periods by the Company's former cooperative buying service reduced the use of cash. In addition, operating cash flow in 2000 benefited from more profitable operations and a greater realization of accounts receivable. Working capital was $89,801 and $90,624 at October 28, 2000 and October 30, 1999.

Capital expenditures are the primary use of cash in investing activities. In the nine-month periods ended October 28, 2000 and October 30 1999, capital expenditures totaled $3,979 and $7,418, respectively. In the current year, capital expenditures were primarily for four new store locations, three of which opened in the third Fiscal Quarter, and one in the fourth. In addition, capital expenditures were for the relocation of one existing store, several planned remodeling/space reallocations and routine fixture upgrades. In the prior year, the Company had opened 5 new stores through October 30, 1999 and capital expenditures were also required for the significant number of stores opened in 1998.

The Company completed its fiscal 2000 expansion plans with the opening of a new store on November 16, 2000. Based on historical experience, the Company estimates that the cost of opening a new store will include capital expenditures of approximately $425 for leasehold improvements and fixtures and approximately $425 for initial inventory, approximately one-third of which is normally financed through vendor credit. Accounts receivable for new stores typically build to an average of approximately 11% of net sales or approximately $275 within 24 months of the store opening. The Company may also incur capital expenditures to acquire existing stores.

The Company finances its operations, capital expenditures, and debt service payments with funds available under its Revolver. The maximum amount available under the Revolver is $75,000 less amounts outstanding under letters of credit. The actual amount available is determined by an asset-based formula. In the nine-month period ended October 28, 2000, the Company reduced outstanding borrowings by a net $1,536. During the nine-month period ended October 30, 1999, the Company drew a net $11,445, primarily for working capital and capital expenditures. The Company believes the cash flow generated from operating activities together with funds available under the Revolver will be sufficient to fund its investing activities and the debt service of the Credit Agreement.

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

MARKET RISK

The Company's interest expense is affected by changes in short-term interest on the debt outstanding under the Credit Agreement. The Credit Agreement bears interest at rates based on both the LIBOR and prime lending rates (the "Borrowing
Rates").   Assuming: i) the Borrowing Rates vary by 100  basis
points from their current levels at any given fiscal month, and ii) the Company maintains an aggregate outstanding debt balance subject to these rates of $104,841 during the fiscal
month   of   variance,   interest  expense   would   vary   by
approximately $87 for that fiscal month.


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

                        PEEBLES INC.

Date:   November 29, 2000      By   /s/ Michael F. Moorman
                                    ----------------------
                                    Michael F. Moorman
                                    President and Chief Executive
                                    Officer
                                   (Principal Executive Officer)

                               By   /s/ E. Randolph Lail
                                    ----------------------
                                    E. Randolph Lail
                                    Chief Financial Officer, Senior
                                    Vice President-Finance, Treasurer,
                                    Secretary
                                   (Principal Financial Officer)