Form 10-K405
period 2001-02-03
PEEBLES INC
filed 2001-04-10
CIK 804125

SECURITIES AND EXCHANGE COMMISSION
                    Washington, D.C.  20549
                     ---------------------
                           FORM 10-K

      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934

           For the fiscal year ended February 3, 2001
           ------------------------------------------

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

Registrant's telephone number, including area code (804) 447-5200
                                                    -------------

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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     State the aggregate market value of the voting stock held by non-affiliates of the registrant $-0- (determined by including all shares of Peebles common stock owned by persons, (1) who hold less than 10% of the outstanding shares of common stock and (2) are not an executive officer of the registrant. Aggregate value is based upon the estimated fair value of common stock as of February 1, 2001.)

     As of April 1, 2001, 1,000 shares of common stock of Peebles
Inc. were outstanding.

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

                              NONE

                             PART I

ITEM 1.  BUSINESS.

GENERAL

     Peebles Inc. and its subsidiaries (together, "Peebles" or the "Company") operate 124 specialty department stores offering predominately soft-apparel, fashion merchandise for the entire family and selected decorative home accessories. Founded in 1891, the Company operates primarily in smaller communities in 15 southeastern and mid-Atlantic states. Peebles positions itself as the leading fashion retailer in these communities, which typically do not have a traditional mall-based department store, and locates its stores in the primary shopping destinations in its markets. Peebles offers its customers consistent value by providing a broad assortment of moderately priced national brands supplemented with quality private label merchandise. Peebles' attractive stores and visual presentation, advertising and promotional programs further reinforce its image as the market's fashion leader.

     Peebles Inc. is a wholly owned subsidiary of PHC Retail Holding Company ("PHC Retail"). PHC Retail is a closely held company, which has no significant assets other than the shares of Peebles common stock it owns. The subsidiaries of Peebles Inc. are Carlisle Retailers, Inc. ("Carlisle's"), acquired in May 1996, and Ira A. Watson Co. ("Watson's"), acquired in June 1998. All store locations operate under the Peebles name.

     The Company's corporate headquarters is located in South Hill, Virginia. The Company operates two distribution centers, one adjacent to the corporate offices, and the other in Knoxville, Tennessee. The Knoxville facility was acquired in June 1998 in connection with the acquisition of Watson's.

     References to 1996, 1997, 1998, 1999 and 2000 relate to the Company's fiscal years ended February 1, 1997, January 31, 1998, January 30, 1999, January 29, 2000 and February 3, 2001, respectively. Fiscal years 1996, 1997, 1998 and 1999 each include 52 weeks. Fiscal year 2000 consisted of fifty-three weeks.

OPERATING STRATEGY

     The following are key elements of Peebles' operating strategy:

     FOCUS ON SMALL MARKETS, DELIVER VALUE. Peebles locates its stores in smaller communities that typically do not have a fashion retailer. A Peebles market is generally between 10,000 and 25,000 households, but the Company is able to successfully operate in communities with as few as 5,000 households. Peebles provides the community with a shopping experience similar to that found in a larger, mall-based department store, but with a value emphasis. Lower initial markons and less promotional pricing result in a higher level of credibility with customers. Peebles' commitment to providing value to its customers is integral to developing repeat customers, a critical ingredient for success in smaller markets.

     OPERATE SMALLER, FLEXIBLE STORES. Peebles operates stores that are significantly smaller than the traditional full-line department store. Peebles' stores range in size from 11,000 to 72,000 square feet and average 29,400 gross square feet, 23,800 of which, on average, is devoted to selling. The Company operates profitably by varying the store size and layout to meet the needs of the individual market. A
     Peebles store remains as dynamic as the market, with space re-allocations performed regularly to meet changing customer demand.

     TAILOR FASHION TO LOCAL TASTES. The merchandise mix is tailored to individual stores to cater to local tastes and preferences. Soft-apparel fashion merchandise is predominate on the selling floor, as the Company emphasizes a broad selection of moderately-priced national brands and private label merchandise, which generally is not available through other retailers in the market. Cosmetics and selected home accessories are the primary complements to the apparel assortment, as fewer hard-line merchandise categories are offered. Customer feedback and store level, detailed sales information allow corporate buyers and store associates to work together to optimize the use of Peebles' smaller, yet flexible selling spaces to best meet customer demand. The store layout and visual presentation, customized to the individual market, targeted advertising and promotional programs, complete the Peebles image as the market's fashion leader.

     DEVOTION TO THE SALES FLOOR THROUGH A CENTRALIZED BACK OFFICE. Peebles believes successful operations are directly related to the time devoted to the sales floor. Store management and sales associates spend over 85% of their hours in a selling and customer service capacity. To make this possible, "back office" functions are centralized where efficient.

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

EXPANSION STRATEGY

     From 1996 to 2000, the Company has expanded from 77 stores to 124, by both developing new locations and acquiring existing stores. In addition, the Company has expanded sales capacity by relocating its stores within existing markets and by remodeling and reallocating selling space. The Company anticipates continued expansion as follows:

     DEVELOPING NEW LOCATIONS.  The Company plans to open
     Peebles stores in two new markets in 2001. The new locations are planned in existing states and in contiguous markets where distribution efficiencies can be realized and where the Peebles concept and merchandise mix will correspond to local demographics.
     The Company explores a wider range of real estate options than retailers relying only on new shopping center development, and Peebles actively considers space vacated by other retailers.

     ACQUIRING EXISTING STORES. The Company is continually evaluating acquisitions of individual stores, groups of stores or entire chains for opportunities to compliment or expand existing markets. The Company currently plans to open nine acquired store locations in the third fiscal quarter of 2001 and management believes the economic environment in 2001 will continue to present acquisition opportunities. Since 1996, the Company acquired 29 new store locations from other retailers.

     REMODELING AND RELOCATING STORES. In 2001, the Company is planning for major remodeling/space reallocations at 10 existing store locations. The Company strives to ensure its customers experience an updated, pleasant and fashion-oriented shopping environment, planned specifically to meet the needs of the specific market.

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

     The Company targets communities having between 10,000 and 25,000 households, although the Company operates profitably in markets with as few as 5,000 households. In addition, the Company enters larger markets and suburban areas with 25,000 to 40,000 households where the customer base and competitive factors exhibit characteristics similar to markets where the Company's operating strategy has proven successful. The Company prefers to locate its stores in strip shopping centers and enclosed malls where other anchors such as a leading grocery, discount and drug retailers will create a destination shopping location. Of the 124 stores currently in operation, 91 are located in strip shopping centers, 23 in enclosed malls and 10 in downtown locations.

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

      In  2000,  a majority of the merchandise sold  by  the
Company  was  nationally  branded merchandise.   Key  brands
featured by the Company include:

 Ladies                   Alfred Dunner, Koret, Etienne Aigner,
                          Liz Claiborne, Kellwood, Halmode
                          Apparel, Lady Dorby, Woolrich,
                          Playtex, Vanity Fair, Levi, Item
                          Eyes;

 Men's                    Ralph Lauren, Haggar, Arrow, Levi,
                          Van Heusen, Foria International, Nike,
                          Izod, Swank;

 Young Men's and Juniors  Levi, Tommy Hilfiger Jeans,
                          Currants Jeri-Jo, Union Bay,
                          Global Gold, Calvin Klein,
                          L.E.I/R.S.V. Sport, Byer of
                          California, Nautica Jeans, Jones
                          Apparel;

 Children's               Tommy Hilfiger, H.H. Cutler, Levi,
                          Kids Headquarters, Gerson & Gerson,
                          Baby Togs, Samara Brothers,
                          Fishman & Tobin, American Character,
                          William Carter;

 Shoes                    Nike, Reebok, Sketchers, Nine West,
                          Easy Spirit, Keds/Stride Rite, Brown
                          Shoe, Aerosoles, Wolverine,
                          Maxwell Shoe, Adidas;

 Home                     International Silver, Seymour Mann,
                          PEM-America, White Collection,
                          Mikasa, Springs, Westpoint-
                          Stevens, New Creative Enterprises,
                          Pacific Rim, Baum Bothers;

 Cosmetics                Estee Lauder, Elizabeth Arden, Clinique,
                          Liz Claiborne, Calvin Klein, Belae
                          Brands, Designer Fragrance,
                          Markwins International, Aramis,
                          Lancaster Group;

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

     In order to efficiently utilize its selling space, Peebles tailors the merchandise selection at individual stores. The Company utilizes its knowledge of its markets and customers, along with input from the store managers and sales associates, to allocate merchandise to the stores. The Company also maintains an inventory tracking system, which provides daily information as to sales and inventory levels by store, department, vendor, class, style, size and color. Based on this information, the Company analyzes market trends, identifies fast or slow moving merchandise and makes reordering, reallocation and pricing decisions on a daily basis.

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

ADVERTISING AND PROMOTION

     The Company's advertising and promotion strategy is designed to support its marketing goals of providing quality merchandise at value-oriented prices and reinforces the Company's image as the leading fashion retailer in its markets. Peebles emphasizes direct mail and newsprint over television and radio, due to the size and nature of the markets served. Peebles uses both black and white advertisements and full color mailers to highlight promotional items and events as well as products in its "Great Fashions, Great Prices, Everyday" program. In addition, the Company's advertising and promotional staff organizes special events at the stores and arranges for all Grand Opening and Grand Reopening events.

     The Company's net advertising expenses in 1998, 1999 and 2000 were 2.4%, 2.7% and 2.2% of net sales, respectively, which the Company believes is lower than traditional department stores due to emphasis on an everyday fair price policy and a less promotional strategy. Net advertising expenses were higher in 1998 and 1999 due to the significant number of new store locations added in 1998.

PURCHASING AND DISTRIBUTION

     The Company employs 30 buyers and 6 merchandise managers who are responsible for most merchandising decisions including purchasing, pricing, sales promotions, inventory allocations and markdowns. While these decisions are made centrally, the Company endeavors to refine its merchandise assortment to appeal to the customers in each market. Peebles' buying staff has developed specific knowledge with regard to purchasing, inventory and promotions for the Company's smaller sized stores. The merchandising group participates in an incentive plan based on sales, gross margin dollars generated and inventory turnover.

     The Company places special emphasis on maintaining all merchandise in stock, particularly advertised and basic merchandise, to build and maintain credibility with its customers. By monitoring unit sale information by store, buyers are able to quickly determine the styles, colors and sizes of merchandise to be reordered and distributed to individual stores.

     The Company purchases its merchandise from over 1,200 suppliers and is not dependent on any single source of supply. The Company had been a member of an international cooperative buying service (the "Co-Operative"), which the Company used primarily as a resource for its imported private label merchandise. In 1998 and 1999, the Co-Operative was the Company's largest supplier, representing approximately 9% and 7%, respectively, of total purchases. In 2000, the Co-Operative ceased operation in the third fiscal quarter, and as a result, represented approximately 3% of total purchases. The Company has obtained resources to supply its private label programs. The disruption to the flow of merchandise as a result of the Co-Operative no longer being available as a resource was not material to the overall purchasing process or the Company's merchandise mix.

     Virtually all merchandise is shipped directly from vendors to the Company's distribution centers. In partnership with its vendors, the Company actively pursues efficiencies by having merchandise shipped floor ready and packed by store. Otherwise, merchandise is shipped in bulk to the distribution centers where it is inspected, sorted, marked, ticketed and packed by store. The Company does not warehouse merchandise and has a three-day processing goal through the distribution centers. All merchandise is shipped floor ready to each store an average of twice a week on Company-owned trucks.

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

PEEBLES CHARGE CARD

     As a service to its customers, the Company offers credit through the use of its own Peebles Charge card. The Peebles Charge card customer usually resides in the local community immediately surrounding the individual store location and the Company does not require collateral. Peebles administers all aspects of its credit card program in-house. The Company believes Peebles Charge card customers are its most active and loyal customers, and these customers represent an important part of its advertising and marketing programs.

     The extension of credit is governed by risk models and matrices, which are developed and reviewed by corporate credit executives. A satellite communication network links the store locations to the corporate office, automating the extension of credit and the authorization of individual purchases. Credit applications entered at a store location are scored within minutes and the actual credit limit is assigned and available for purchases. Individual charge transactions are authorized through this communications network, checked against established open-to-buy limits for each Peebles Charge account. In addition, frequently asked questions from Peebles Charge customers can be answered by store sales associates at any register. These questions include total balance due, available credit, account number look-up, minimum payment amount due and the next payment date. Also supporting questions or concerns from Peebles Charge card customers is an in-house customer service department, which can be accessed directly by phone, through an automated voice response system and through the internet.

     The Company produces all monthly billing statements, processes all payments and performs all collection activities at the corporate office. Management believes this in-house credit program provides the Company with an important customer relations advantage over competing retailers which administer their credit programs from remote processing locations or contract for such services from unrelated third parties.

     In 1998, 1999 and 2000, 28.5%, 27.6% and 27.6%,
respectively, of net sales were made using the Company's proprietary credit card. As of February 3, 2001, the Company had approximately 730,000 credit card accounts, of which 190,000 were billed that month. The Company collects income in the form of finance charges and late fees, and bears the risk related to uncollectible accounts. In 1998, 1999 and 2000, income from finance charges and late fees totaled $5.5 million, $5.8 million and $6.9 million, respectively. Uncollectible accounts considered bad debts totaled $1.3 million, $1.6 million and $2.7 million, respectively, in 1998, 1999 and 2000.

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

EMPLOYEES

     At February 3, 2001, the Company had 1,489 full-time employees and 2,017 part-time employees. None of the Company's employees is covered by a collective bargaining agreement. The Company considers its relations with its employees to be good.

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

ITEM 2.  PROPERTIES

     All but one of the Company's stores are leased, and most of the leases contain renewal options. In gross square footage, the stores range in size from 11,000 square feet to 72,000 square feet, and average 29,400 square feet. In net selling square footage by state at February 3, 2001, the Company's stores were as follows:

  State    Stores   Net SQ Ft    State      Stores     Net SQ Ft
  -----    ------   ---------    -----      ------     ---------
Virginia     36      798,252     Pennsylvania  6        134,933
Tennessee    14      369,393     New York      5        122,221
North                            Ohio          4         75,971
Carolina     14      270,223     Delaware      3         80,611
Kentucky     11      297,083     New Jersey    2         52,807
Maryland      8      250,838     Indiana       2         49,614
South	                           Missouri      1         24,625
Carolina      6      149,557
West
Virginia      6      130,580
Alabama       6      107,039
                                    Totals     124    2,913,747


     Store leases generally provide for a base rent of between $1.00 and $8.00 per square foot per year. Most leases also have formulas requiring the payment of additional rent based on a percentage of net sales above specified levels. In 1998, 1999 and 2000, the Company's aggregate rental payments on operating leases were approximately $12.5 million, $15.3 million and $15.4 million, respectively.

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

ITEM 3.   LEGAL PROCEEDINGS

     The Company is from time to time involved in routine litigation. Based on consultations with legal counsel, the Company believes that none of the litigation in which it is currently involved is material to its financial condition or results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                           None

                         PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
          STOCKHOLDER MATTERS

MARKET INFORMATION

     All of the Company's common stock is owned by PHC Retail. See Item 12. "Security Ownership of
Certain Beneficial Owners and Management." There is no existing market for the Common Stock, nor is the Common Stock listed or traded on any exchange or other market. All currently outstanding shares of common stock were issued pursuant to exemptions from registration under the Securities Act of 1933, as amended (the "Act"), and any resale of such shares of Common Stock can only be made pursuant to an effective registration statement or an exemption from the registration requirements of the Act.

DIVIDENDS

     The Company's Credit Agreement limits,
absent the consent of the lender, the payment of dividends, to the repurchase of PHC Retail common stock.
The Company did not pay any dividends in 1998,1999 or 2000.



(This space intentionally left blank)

ITEM 6.   SELECTED FINANCIAL DATA

The following selected historical consolidated financial data for Peebles for the five fiscal years ended February 3, 2001 are derived from the Company's audited consolidated financial statements. The data should be read in conjunction with the consolidated financial statements, related notes and other financial information included on Page F-0 of this annual report on Form 10-K.

(Dollars in thousands except shares and per share amounts and selected other data)

                       Fiscal    Fiscal   Fiscal   Fiscal    Fiscal
                        Year      Year     Year     Year      Year
                       Ended     Ended    Ended    Ended     Ended
                      February  January  January  January   February
                         1,        31,      30,      29,       3,
                        1997      1998     1999     2000      2001
                        ----      ----     ----     ----      ----
INCOME STATEMENT DATA:
Net sales             $194,206  $217,694 $265,215 $300,839  $306,608
Cost of sales          116,236   130,820  159,067  178,657   181,681
                       -------   -------  -------  -------   -------
Gross margin            77,970    86,874  106,148  122,182   124,927
Selling, general
 and administrative
 expenses               54,400    60,324   76,402   86,139    85,615
Depreciation and
 amortization            7,499     6,648    8,057    9,926    10,534
Asset impairment           ---       ---      ---    2,182       ---
Asset revaluation       20,782       ---      ---      ---       ---
                       -------    -------  -------  -------  -------
Operating income
 (loss)                 (4,711)   19,902   21,689   23,935    28,777
Other income               687       444        9       --        94
Interest expense         9,148     9,609   10,804   11,521    11,133
                       -------   -------  -------  -------   -------
Income (loss)
  before income
  taxes (benefit)      (13,172)   10,737   10,894   12,414    17,738
Income taxes             1,743     4,687    4,837    5,385     7,627
                       -------   -------  -------  -------   -------
Net income (loss)     $(14,915)  $ 6,050  $ 6,057  $ 7,029   $10,111
                       =======   =======  =======  =======   =======
Net income (loss)
   per share          $(14,915)  $ 6,050  $ 6,057  $ 7,029   $10,111
Average common
  stock and common
  stock equivalents
  outstanding            1,000     1,000    1,000    1,000     1.000

SELECTED OTHER DATA:

Net sales per
  store (000's)(1)     $ 2,921   $ 2,835  $ 2,750  $ 2,705    $2,522
Selling sq. ft. per
  store (1)             26,032    24,550   24,305   24,070    23,585
Net sales per
  selling sq. ft.(2)      $108      $113     $113     $112      $107
Comparable store
  net sales increase
  (decrease) (1)         (1.3%)      5.3%     0.9%     1.3%       .3%

Number of stores
  (end of period)           77        84      117      121       124
Total selling sq.ft.
  (end of period)    1,879,000 2,022,000 2,803,000 2,880,000 2,913,000
Capital
  expenditures(000's)   $8,783   $10,226   $13,394    $9,151    $4,797

Balance Sheet Data:
                       February  January   January  January   February
                          1,        31,       30,      29,       3,
                         1997      1998      1999     2000      2001
                         ----      ----      ----     ----      ----
Working capital        $ 58,213 $ 63,459  $ 75,246 $ 78,495  $ 70,016
Net property and
   equipment             33,460   38,749    51,949   53,063    50,132
Total assets            163,568  172,456   208,286  211,060   202,849
Total debt (3)           90,962   87,299   110,921  106,991    86,304
Stockholders'
  equity (4)             49,423   55,473    61,530   68,559    78,670


SELECTED FINANCIAL DATA FOOTNOTE LEGEND
---------------------------------------
1)   Only reflects data for comparable stores.  Comparable stores for the current year are those stores which were open for the entire period in the immediately preceding year.
2)   Net sales per selling square feet per store is based on
  stores open one full year.
3)   Includes the long-term portion of the capital lease
  obligations and the current portion of long-term debt.
4)   Retained earnings, included in stockholders' equity has been accumulated since May 27, 1995.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

     The discussion and analysis included under the caption
"Management's Discussion and Analysis of Financial Condition and Results of Operations" appears on Page F-13 of this annual report on Form 10-K.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
          MARKET RISK

     Information with respect to this Item is included under the caption "Market Risk" on Page F-16 of this annual report on Form 10-K.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     Information with respect to this Item is contained in the consolidated financial statements indicated on the indices on Page F-0 of this annual report on Form 10-K.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
         ACCOUNTING AND FINANCIAL DISCLOSURE

                              NONE

                           PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The Company's executive officers and Directors, their ages, positions and years with the Company as of April 2, 2001, are as follows:
                                                              YEARS
                                                             WITH THE
      NAME               AGE           POSITION               COMPANY
      ----               ---           --------               --------
Michael F. Moorman       58   Chairman of the Board,            36
                              President and Chief
                              Executive Officer

Ronnie W. Palmore        51   Senior Vice President,            28
                              Merchandising
                              and Assistant Secretary

E. Randolph Lail         45   Senior Vice President,            13
                              Finance, Chief Financial
                              Officer, Secretary and
                              Treasurer

Russell A. Lundy II      38   Senior Vice President, Stores     16

Marvin H. Thomas,Jr.     45   Senior Vice President,            19
                              Operations

William C. DeRusha       51   Director                           9

Malcolm S. McDonald      62   Director                           9

Wellford L.Sanders, Jr.  55   Director                           8

Thomas R. Wall, IV       42   Director                           6

Frank T. Nickell         53   Director                           6

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

     William C. DeRusha has been a Director of PHC Retail since June 9, 1995 and of the Company since March 1992. Mr.
DeRusha is the former Chairman of the Board and Chief
Executive Officer of Heilig-Meyers Company.

     Malcolm S. McDonald has been a Director of PHC Retail since June 9, 1995 and of the Company since April 1992. Mr.
McDonald has retired from First Union National Bank
VA/MD/DC. Mr. McDonald is the former Chairman of the Board and Chief Executive Officer of Signet Banking Corporation

     Wellford L. Sanders, Jr. has been a Director of PHC Retail since June 9, 1995 and of the Company since February 1992. Mr. Sanders is a Managing Director of First Union Securities, Inc. Mr. Sanders is a former partner in the law firm of McGuireWoods, LLP.

     Thomas R. Wall, IV has been a Director of PHC Retail and the Company since June 9, 1995. Mr. Wall has been
Managing Director of Kelso & Company since 1990 and prior thereto a General Partner of Kelso since 1989. Mr. Wall is also a director of AMF Bowling Inc., Citation Corporation,
Consolidated Vision Group, Inc., iXL Enterprises, Inc., Key
Components, Inc.; Mitchell Supreme Fuel Company, Mosler
Inc., TransDigm, Inc. and 21st Century Newspapers, Inc.

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

AGREEMENTS TO INDEMNIFY

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

ITEM 11.   EXECUTIVE COMPENSATION

     The following tables set forth a summary of compensation paid by the Company to its five highest paid executive officers (the "Named Executives") and during 1998, 1999 and 2000.

                   SUMMARY COMPENSATION TABLE

                                                          LONG-TERM COMPENSATION
                                                          ----------------------
                                                             AWARDS    PAYOUT
                                                             ------    ------
                                 ANNUAL COMPENSATION         NUMBER OF LONG-TERM
                           --------------------------------   OPTIONS/ INCENTIVE
NAME AND PRINCIPAL                                 OTHER      WARRANTS   PLAN
     POSITION          YEAR    SALARY    BONUS   COMPENSATION  GRANTED   PAYOUT
------------------     ----    ------    -----   ------------ -------- ---------
                                ($)    ($)(1),(2)  ($)  (3)               ($)
MICHAEL F. MOORMAN
Chairman of the Board,  2000  $419,247  $287,031    $ ---        ---     $---
President and Chief     1999   382,689   422,428      ---        ---      ---
Executive Officer       1998   327,643   336,119      ---        ---      ---

RONNIE W. PALMORE
Senior Vice President,  2000  $245,124  $ 65,858    $ ---        ---     $---
Merchandising and       1999   212,478    94,734      ---        ---      ---
Assistant Secretary     1998   185,243    65,411      ---        ---      ---

E. RANDOLPH LAIL        2000  $201,151  $ 55,987    $58,988      ---     $---
Senior Vice President,  1999   175,182    87,791      1,244      ---      ---
Finance, CFO, Secretary 1998   153,442    75,041      1,079      ---      ---
and Treasurer

RUSSELL A. LUNDY, II    2000  $154,691  $ 42,398    $26,905      ---     $---
Senior Vice President,  1999   121,666    51,570      6,929      ---      ---
Stores                  1998    91,819    31,020      6,958      ---      ---

MARVIN H. THOMAS, JR.   2000  $155,903  $ 56,467    $37,718      ---     $---
Senior Vice President,  1999   129,847    63,291      1,009      ---      ---
Operations              1998   115,094    39,287        877      ---      ---


(1) Salary and bonus amounts for 1998, 1999 and 2000 include tax-deferred contributions of compensation to the Peebles Inc. 401-K
     Profit Sharing Plan. Also included in salary amounts for 1998, 1999 and 2000, and the bonus amounts for 1998, 1999 and 2000, are the matching contributions made by the Company on behalf of the Named Executives to the Peebles Inc. 401-K Profit Sharing
     Plan.

(2) Bonus amounts for each of the Named Executives include the accrued bonus earned under the Company's annual incentive plans for the years shown.

(3) The amounts shown reflect the current value of the benefit to Mr. Lail, Mr. Lundy and Mr. Thomas, respectively, of the portion of the premiums paid by the Company with respect to a split dollar insurance arrangement. The benefit was determined for each year by calculating the time value of money (including the applicable long term federal funds rate) of the premium paid by the Company in the years shown ($38,246 for Mr. Lail; $15,809 for Mr. Lundy and $26,628 for Mr. Thomas per year)

      OPTION GRANT TABLE. There were no options granted by the Company to the Named Executives during 2000.

      OPTION EXERCISE TABLE. The following table sets forth information concerning the exercise of stock options during 2000 by each of the Named Executives and the year end value of unexercised options.

                      OPTIONS EXERCISED IN 2000
                      -------------------------
                                                                  VALUE OF
                                                 NUMBER OF     UNEXERCISED IN
                         SHARES                 UNEXERCISED     MONEY OPTIONS
                        ACQUIRED              OPTIONS AT YEAR    AT YEAR END
NAME AND PRINCIPAL         ON       VALUE     END EXECISABLE/    EXERCISABLE/
   POSITION             EXERCISE   REALIZED   UNEXERCISABLE(2)   UNEXERCISABLE
------------------      --------   --------   ----------------   -------------

 MICHAEL F. MOORMAN        0          $0             0                $0
 Chairman of the Board,
 President and Chief
 Executive Officer

 RONNIE W. PALMORE         0          $0             0                $0
 Senior Vice President,
 Merchandising, Assistant
 Secretary

 E. RANDOLPH LAIL          0          $0             0                $0
 Senior Vice President,
 Finance, Chief Financial
 Officer, Secretary and
 Treasurer

 RUSSELL A. LUNDY, II      0          $0             0                $0
 Senior Vice President,
 Stores

 MARVIN H. THOMAS, JR.     0          $0             0                $0
 Senior Vice President,
 Operations

 ---------------------

 (1)  There were no stock options exercised by the Named Executives in 2000.
 (2)  There were no unexercised options at year end.

     As of the fiscal year ended February 3, 2001, there were no projected long-term incentive payouts.

PENSION PLAN

     The following table shows the annual benefit payable upon normal retirement at age 65 to persons in specified earnings and years of service classifications under the Employee's Retirement Plan of Peebles Inc. ("Plan I"). Effective for the 2000 Plan I year, the Internal Revenue Code limited the amount of earnings that could be taken into account for purposes of calculating benefits to $160,000, and limited the maximum annual benefit which could be paid from the Plan to any participant to $130,000. The benefits shown below do not reflect these limits.

                                   Years of Service
      Final            ------------------------------------------
   Average Salary        15       20       25       30       35
   --------------        --       --       --       --       --
     $ 75,000........ $11,115  $14,820  $18,525  $22,230  $22,230
      100,000........  15,990   21,320   26,650   31,980   31,980
      125,000........  20,865   27,820   34,775   41,730   41,730
      150,000........  25,740   34,320   42,900   51,480   51,480
      175,000........  30,615   40,820   51,025   61,230   61,230
      200,000........  35,490   47,320   59,150   70,980   70,980
      225,000........  40,365   53,820   67,275   80,730   80,730
      250,000........  45,240   60,320   75,400   90,480   90,480
      300,000........  54,990   73,320   91,650  109,980  109,980
      350,000........  64,740   86,320  107,900  129,480  129,480
      400,000........  74,490   99,320  124,150  148,980  148,980
      450,000........  84,240  112,320  140,400  168,480  168,480

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

     Mr. Moorman, Mr. Palmore, Mr. Lail, Mr. Lundy II and
Mr. Thomas have no accrued benefits under Plan I.

     The Company maintains a supplemental benefits program designed to provide certain key executives retirement benefits. The Executive Employee Supplemental Retirement Plan (the "SERP"), maintained for certain designated executives, includes Mr. Moorman and Mr. Palmore. The SERP is a non-qualified retirement plan that provides each participant with a lump sum benefit based on 60% of the participant's earnings during the five consecutive calendar years which produce the highest average reduced by the sum of the benefits payable to the participant under the Pension Plan, Executive Employee Benefit Restoration Plan (the "Restoration Plan") and Social Security. Benefits under the SERP are fully vested upon the earliest of the participant's completion of five years of service with the Company, the participant's permanent disability or the date on which there is a change of control of the Company. The Restoration Plan is a non-qualified plan designed to provide supplemental benefits to certain employees, including Mr. Moorman, whose accrued benefits under the Pension Plan were transferred to and distributed from the Pension Plan II.
The benefit under the Restoration Plan is payable in a single lump sum. A participant's benefits are forfeited under the SERP and Restoration Plan if his employment is terminated for cause.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

     The Company has a Compensation Committee of the Board of Directors. For 2000, the Board of Directors established compensation for the Company's officers for such year. Michael F. Moorman, the sole officer or employee of the Company who is also a member of the Board of Directors, made recommendations to the Board of Directors concerning executive compensation but did not otherwise participate in or vote upon the executive compensation decisions made by the Board of Directors for such year. Mr. Moorman is not a member of the Compensation Committee. No interlocking relationship currently exists between any member of the Compensation Committee and any member of any other company's board of directors or compensation committee, nor did any such interlocking relationship exist during 2000.

CERTAIN RELATIONSHIPS

     Frank T. Nickell and Thomas R. Wall, IV, members of the Board of Directors of the Company, are affiliated with Kelso & Company, which rendered management services to the Company during 2000 and affiliates of which own substantially all the common stock of PHC Retail. From time to time Kelso & Company has provided financial advice to the Company for which the Company has reimbursed certain of Kelso & Company's expenses.

EMPLOYMENT AGREEMENTS

    Mr. Lail, Mr. Lundy and Mr. Thomas participate in split dollar insurance arrangements with the Company. The executive owns, and therefore has a vested interest in, the cash surrender value of the policy in excess of the Company's premium investment. At retirement, the executive can either use the cash value for retirement income or keep the death benefit or a combination of the two. The Company would recover its cost at retirement. In the event of a change in control, the executive would have a nonforfeitable right to the Company's share of the cash surrender value of the policy.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT.

     All of the outstanding common stock of the Company is owned by PHC Retail. The following table sets forth certain information regarding the beneficial ownership of Common Stock of PHC Retail, as of April 2, 2001, by (a) each person known by the Company to be the beneficial owner of more than 5% of the outstanding shares of Common Stock, (b) each of the Company's Directors and Named Executives who owns shares of Common Stock and (c) all Directors and Named Executives of the Company as a group. Unless otherwise noted in the footnotes to the table, the persons named in the table have sole voting and investing power with respect to all shares of Common Stock indicated as being beneficially owned by them.

CAPITAL STOCK OF PHC RETAIL

                                                          SHARES OF
                               SHARES OF       PERCENT    NONVOTING PERCENT
                              VOTING COMMON      OF        COMMON     OF
 NAME OF BENEFICIAL OWNER(1)     STOCK          CLASS      STOCK     CLASS
----------------------------     -----          -----      -----     -----
Kelso Investment
  Associates V, L.P. (2)(3)     1,803,693(3)    90.09          0       0
Kelso  Equity
  Partners  V, L.P. (2)(3)         67,973        3.40          0       0
Michael F. Moorman (6)             52,500        2.62          0       0
Ronnie W. Palmore (6)              14,968           *          0       0
E. Randolph Lail (6)                7,800           *          0       0
Marvin H. Thomas, Jr. (6)           6,015           *          0       0
Russell A. Lundy II (6)             3,106           *          0       0
William C. DeRusha                      0           0      2,000    8.17
Malcolm S. McDonald                     0           0      2,000    8.17
Wellford L. Sanders, Jr.                0           0      2,500   10.22
Joseph S. Schuchert (2)(3)      1,871,666(3)    93.49          0       0
Frank T. Nickell   (2)(3)       1,873,848(4)(5) 93.59          0       0
George E. Matelich (2)(3)       1,871,666(3)    93.49          0       0
Thomas R. Wall, IV (2)(3)       1,873,848(4)(5) 93.59          0       0
Michael B. Goldberg (2)(3)      1,871,666(3)    93.49          0       0
David I. Wahrhaftig (2)(3)      1,871,666(3)    93.49          0       0
Frank K. Bynum, Jr. (2)(3)      1,871,666(3)    93.49          0       0
Philip E. Berney  (2)(3)        1,871,666(3)    93.49          0       0

All Directors and Named Executives
  as a group (10 persons)(6)(7) 1,958,237       97.81      6,500   26.56

  * Less than 1 Percent

 (1) The information as to beneficial ownership is based on statements furnished to the Company by the beneficial owners. As used in this table, "beneficial ownership" means the sole or shared power to vote, or direct the voting of a security, or the sole or shared investment power with respect to a security (i.e., the power to dispose of , or direct the disposition of). A person is deemed as of any date to have "beneficial ownership" of any security that such person has the right to acquire within 60 days after such date. For purposes of computing the percentage of outstanding shares held by each person named above, any security that such person has the right to acquire within 60 days of the date of calculation is deemed to be outstanding but is not deemed to be outstanding for purposes of computing the percentage of any other person.
(2)  The business address for such person(s) is C/O Kelso &
     Company, 320 Park Avenue, 24th Floor, New York, New
     York 10022.
(3)  Messrs. Schuchert, Nickell, Matelich, Wall, Goldberg,
     Wahrhaftig, Bynum and Berney may be deemed to share beneficial ownership of shares of PHC Common Stock owned of record by Kelso Investment Associates V, L.P. ("KIA V") and Kelso Equity Partners V, L.P. ("KEP V"), by virtue of their status as general partners of such partnerships. Messrs. Schuchert, Nickell, Matelich, Wall, Goldberg, Wahrhaftig, Bynum and Berney share investment and voting power with respect to securities owned by other Kelso affiliates. Messrs. Schuchert, Nickell, Matelich, Wall, Goldberg, Wahrhaftig, Bynum and Berney disclaim beneficial ownership of the shares of PHC Common Stock owned of record by KIA V and KEP V and the securities owned by other Kelso affiliates.
(4) Includes 1,848 shares of PHC Common Stock held by trusts of which Mr. Nickell is trustee, as to which shares Mr. Nickell disclaims beneficial ownership.
(5) Includes 334 shares of PHC Common Stock held by trusts of which Mr. Wall is trustee, as to which shares Mr. Wall disclaims beneficial ownership.
(6) Includes unexercised vested stock options for the purchase of PHC Common Stock in the amount of 17,500, 5,500, 4,500, 1,500, and 2,874 for Messrs. Moorman, Palmore, Lail, Thomas and Lundy II, respectively.

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
                    ---------------------

                      Information with respect to this Item is
                    contained in the consolidated financial
                    statements indicated on the indices on page
                    F-0 of this annual report on Form 10-K.

               2.   Financial statement schedules.
                    -----------------------------
                      Schedule II  Valuation and Qualifying
                    Accounts appears in Note J on page F-12 of this annual report on Form 10-K;

                      All other schedules for which provision
                    is made in the applicable accounting
                    regulation of the Securities and Exchange
                    Commission are not required under the
                    related instructions or are inapplicable and therefore have been omitted.

               3.   Exhibits.
                    --------
                      The exhibits listed on the accompanying
                    index to exhibits are filed as part of this annual report on Form 10-K.

          (b)  Reports on Form 8-K.
               -------------------
                      NONE

          (c)  Exhibits.
               --------
    2.1***     Form of Agreement and Plan of Merger dated
               April 3, 1995 among PHC Retail Holding Company, Peebles
               Acquisition Corp. and Peebles Inc., exclusive of
               exhibits and schedules.  The Registrant hereby
               undertakes to furnish to the Commission supplementally
               upon request a copy of any omitted exhibit or schedule.
    3.1+       Form of Amended and Restated Articles of
               Incorporation of Peebles Inc.
    3.2+       Form of Amended and Restated Bylaws of Peebles Inc.
    3.3***     Amendment to Amended and Restated Articles of
               Incorporation dated May 3, 1993
    3.4*+      Amendment to Amended and Restated Bylaws of
               Peebles Inc. dated June 9, 1995.
    3.5*+      Amendment to Amended and Restated
               Articles of Incorporation dated June 9, 1995
   10.1**+     Amended and Restated Credit Agreement,
               dated as of June 29, 1998 by and among Peebles
               Inc., Fleet Bank, N.A., as agent, and the
               financial institutions as parties thereto,
               exclusive of exhibits and schedules.  The
               Registrant hereby undertakes to furnish the
               Commission supplementally upon request a copy of
               any omitted exhibit or schedule.
   10.11*+     Form of Indemnification, Guarantee and
               Contribution Agreement dated as of August 23, 1995 among
               PHC Retail Holding Company, Peebles Inc. and each of the
               directors and officers of Peebles Inc.
     21        Subsidiaries of the Registrant.
     27        Financial Data Schedule

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

          (d)  Financial Statement Schedules
               -----------------------------
              Schedule II  Valuation and Qualifying
          Accounts appears in Note J on page F-12 of this annual report on Form 10-K.

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

                 PEEBLES INC.
              ------------------
                 (Registrant)

     By    /s/  Michael F. Moorman          Date:     April 6, 2001
           -----------------------
           Michael F. Moorman, President
           and Chief Executive Officer
           (Principal Executive Officer)

     By   /s/  E. Randolph Lail             Date:     April 6, 2001
          ---------------------
           E. Randolph Lail, Senior Vice President
           Finance, CFO, (Principal Financial
           and Accounting Officer)

          Pursuant to the requirements of the Securities Exchange
     Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

     By  /s/ Wellford L. Sanders, Jr.       Date:     April 6, 2001
         ----------------------------
           Wellford L. Sanders, Jr., Director

     By  /s/ William C. DeRusha             Date:     April 6, 2001
         ----------------------
           William C. DeRusha, Director

     By  /s/ Malcolm S. McDonald            Date:     April 6, 2001
         -----------------------
           Malcolm S. McDonald, Director

     By  /s/ Frank T. Nickell               Date:     April 6, 2001
         --------------------
           Frank T. Nickell, Director

     By  /s/ Thomas R. Wall                 Date:     April 6, 2001
         ------------------
           Thomas R. Wall, IV, Director

     SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED
     PURSUANT TO SECTION 15(d) OF THE ACT BY REGISTRANTS WHICH
     HAVE NOT REGISTERED SECURITIES PURSUANT TO SECTION 12 OF THE
     ACT.

                                                    Exhibit 21
                   Subsidiaries of Registrant

    Name of Subsidiary               Jurisdiction in which organized
------------------------             -------------------------------
 Carlisle Retailers, Inc.                           Ohio
 Ira A. Watson, Co.                               Delaware

AUDITED CONSOLIDATED FINANCIAL STATEMENTS

PEEBLES INC. AND SUBSIDIARIES

FEBRUARY 3, 2001



Report of Independent Auditors.......................    F-1

Consolidated Balance Sheets..........................    F-2

Consolidated Statements of Income....................    F-3

Consolidated Statements of Cash Flows................    F-4

Notes to Consolidated Financial Statements...........    F-5

Management's Discussion and Analysis of Financial
Condition and Results of Operations..... ............    F-13

REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS


Board of Directors
Peebles Inc.


We have audited the accompanying consolidated balance sheets of Peebles Inc. and subsidiaries as of February 3, 2001 and January 29, 2000, and the related consolidated statements of income and cash flows for each of the three fiscal years in the period ended February 3, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Peebles Inc. and subsidiaries at February 3, 2001 and January 29, 2000, and the consolidated results of their operations and their cash flows for each of the three fiscal years in the period ended February 3, 2001 in conformity with accounting principles generally accepted in the United States.



                                      /s/  Ernst & Young LLP
                                           -----------------

Richmond, Virginia
March 9, 2001

CONSOLIDATED BALANCE SHEETS
PEEBLES INC. AND SUBSIDIARIES
(in thousands, except shares and per share amounts)

                                            FEBRUARY 3,   JANUARY 29,
                                               2001          2000
                                               ----          ----
ASSETS
CURRENT ASSETS
 Cash                                       $  1,686      $   1,008

 Accounts receivable, net                     37,340         37,949
 Merchandise inventories                      70,580         70,181
 Prepaid expenses                              1,746          1,552
 Income taxes receivable                          --          1,201
 Other                                           147          2,670
                                             -------        -------
           TOTAL CURRENT ASSETS              111,499        114,561


PROPERTY AND EQUIPMENT
Fixtures and equipment                        78,245         73,250
Land and building                             14,453         14,593
Leasehold improvements                         1,669          1,727
                                             -------        -------
                                              94,367         89,570
Accumulated depreciation and amortization     44,235         36,507
                                             -------        -------
                                              50,132         53,063

OTHER ASSETS
 Excess of cost over net assets acquired,
  net                                         37,140         39,100
 Deferred financing costs, net                 1,018          1,895
 Sundry                                        3,060          2,441
                                             -------        -------
                                              41,218         43,436
                                             -------        -------
                                            $202,849       $211,060
                                             =======        =======
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
 Accounts payable                           $ 15,162        $13,638
 Accrued compensation and other expenses       7,226          7,268
 Deferred income taxes                         1,711          2,139
 Current maturities of long-term debt         13,471          9,439
 Other                                         3,913          3,582
                                             -------        -------
        TOTAL CURRENT LIABILITIES             41,483         36,066
LONG-TERM DEBT                                72,334         96,938
LONG-TERM CAPITAL LEASE OBLIGATIONS              499            614
DEFERRED INCOME TAXES                          9,863          8,883
STOCKHOLDERS' EQUITY
Preferred stock--no par value, authorized         --             --
   1,000,000 shares, none issued or
   outstanding
Common stock--par value $.10 per share,
   authorized 5,000,000 shares, 1,000
   issued and outstanding                          1              1
Additional capital                            59,307         59,307
Retained earnings:  accumulated
   from May 27,1995                           19,362          9,251
                                             -------        -------
                                              78,670         68,559
                                             -------        -------
                                            $202,849       $211,060
                                             =======        =======
See notes to consolidated financial
statements.

CONSOLIDATED STATEMENTS OF INCOME
PEEBLES INC. AND SUBSIDIARIES
(in thousands, except shares and per share amounts)


                                       FISCAL YEARS ENDED
                                       ------------------
                                  FEBRUARY    JANUARY    JANUARY
                                     3,          29,        30,
                                    2001        2000       1999
                                    ----        ----       ----
NET SALES                        $306,608     $300,839   $265,215

COSTS AND EXPENSES
Cost of sales                     181,681      178,657    159,067
Selling, general and
Administrative expenses            85,615       86,139     76,402
Depreciation and amortization      10,534        9,926      8,057
Asset impairment                       --        2,182         --
                                  -------      -------    -------
OPERATING INCOME                   28,777       23,935     21,689

OTHER INCOME                           94           --          9

INTEREST EXPENSE                   11,133       11,521     10,804
                                  -------      -------    -------


INCOME BEFORE INCOME TAXES         17,738       12,414     10,894

INCOME TAXES (BENEFIT)
Current                             7,075        3,786      5,031
Deferred                              552        1,599      (194)
                                  -------      -------    -------
                                    7,627        5,385      4,837

NET INCOME                       $ 10,111    $  7,029    $  6,057
                                  =======     =======     =======

RETAINED EARNINGS (DEFICIT)
BEGINNING OF PERIOD                 9,251        2,222    (3,835)
                                  -------      -------   -------

RETAINED EARNINGS
END OF PERIOD                    $ 19,362     $  9,251   $  2,222

NET INCOME PER SHARE             $ 10,111     $  7,029   $  6,050
                                  =======      =======    =======

Weighted average common stock
   outstanding                      1,000        1,000      1,000
                                  =======      =======    =======

See notes to consolidated financial statements.
                               F-3

CONSOLIDATED STATEMENTS OF CASH FLOWS
PEEBLES INC. AND SUBSIDIARIES
(in thousands)
                                        FISCAL YEARS ENDED
                                   -----------------------------
                                   FEBRUARY    JANUARY   JANUARY
                                       3,         29,       30,
                                     2001        2000      1999
                                     ----        ----      ----
OPERATING ACTIVITIES
Net income                        $  10,111   $  7,029  $  6,057
Adjustments to reconcile net
  income to net cash provided
  by operating activities:
Depreciation                          7,758      7,305     5,953
Amortization                          3,747      4,015     3,415
Deferred income taxes                   552      1,599     (194)
Provision for doubtful accounts       3,320      1,663     1,330
LIFO/market reserve adjustment        (769)      (371)        51
Asset impairment                         --      2,182        --
Changes in operating assets and
  liabilities net of effects from
   acquisition adjustments:
Accounts receivable                 (2,711)    (6,217)   (1,759)
Merchandise inventories                 370      1,923   (3,498)
Accounts payable                      1,524    (4,721)     3,452
Other assets and liabilities          2,180      (546)     (984)
                                    -------    -------   -------
NET CASH PROVIDED BY
OPERATING ACTIVITIES                 26,082     13,861    13,823
               ---
INVESTING ACTIVITIES
Acquisition of Ira A. Watson Co.         --         --   (4,451)
Purchase of property and            (4,797)    (9,151)  (13,394)
equipment
Other                                  (35)      (217)     (204)
                                   -------     -------  -------

NET CASH USED IN INVESTING          (4,832)    (9,368)  (18,049)
ACTIVITIES

FINANCING ACTIVITIES
Proceeds from revolving line of
Credit and long-term debt           429,643    420,528   414,155
Reduction in revolving line of
Credit and long-term debt         (450,215)  (424,077) (414,789)
Proceeds from 1998 Credit Agreement-
acquisition of Ira A. Watson Co.         --         --    24,000
Retirement of Ira A. Watson Co.
pre-acquisition bank debt and
trade liabilities                        --         --  (17,895)
Financing fees -  1998 Credit
Agreement                                --         --   (1,613)
                                    -------    -------   -------

NET CASH (USED IN) PROVIDED BY
FINANCING ACTIVITIES               (20,572)    (3,549)     3,858
                                   -------    -------    -------

INCREASE (DECREASE) IN CASH AND
CASH
EQUIVALENTS                             678        944     (368)

Cash beginning of period              1,008         64       432
                                    -------    -------   -------

CASH END OF PERIOD                 $  1,686   $  1,008  $     64
                                    =======    =======   =======

See notes to consolidated
Financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
PEEBLES INC. AND SUBSIDIARIES
February 3, 2001

(in thousands, except shares and per share amounts)

NOTE A-SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

NATURE OF OPERATIONS: Peebles Inc. and subsidiaries ("Peebles" or the "Company") operate retail department stores offering predominately fashion merchandise for the entire family and selected home accessories. At February 3, 2001, the Company was operating 124 stores located primarily in small and medium sized communities which typically do not have a mall-based department store. The stores serve communities in 15 states, located primarily in the Southeast and Mid-Atlantic.

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

FISCAL YEAR: The Company's fiscal year ends on the Saturday nearest January 31. Fiscal years 2000, 1999 and 1998 ended on February 3, 2001, January 29, 2000 and January 30, 1999, respectively. Results of operations consisted of fifty-three weeks in 2000, and fifty-two weeks in 1999 and 1998. References to years relate to fiscal years rather than calendar years. Certain amounts in the 1999 and 1998 consolidated financial statements have been reclassified to conform to the 2000 presentation.

USE OF ESTIMATIES: The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

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

CASH AND CASH EQUIVALENTS: Peebles considers all highly liquid investments maturing within three months of purchase to be cash equivalents. There were no cash equivalents at February 3, 2001 or January 29, 2000.

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

PEEBLES INC. AND SUBSIDIARIES

STORE OPENING COSTS: Store opening costs are charged to selling, general and administrative expenses as incurred.

ADVERTISING COSTS: Advertising costs, charged to selling, general and administrative expenses as incurred, were $6,707, $8,015 and $6,462 for 2000, 1999 and 1998, respectively.

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

EXCESS OF COST OVER NET ASSETS ACQUIRED: The excess of cost over net assets acquired ("Goodwill") is being amortized on a straight-line basis over a twenty-five year period. Goodwill amortization expense for 2000, 1999 and 1998 was $1,960, $1,917 and $1,796,
respectively. Accumulated amortization was $10,817 and $8,857 at February 3, 2001 and January 29, 2000, respectively.

DEFERRED FINANCING COSTS: Deferred financing costs are amortized by the interest method over a period consistent with the related financing. Amortization expense of $877, $1,394 and $1,294, is included in interest expense for 2000, 1999 and 1998, respectively. Accumulated amortization at February 3, 2001 and January 29, 2000 was $5,842 and $4,965, respectively.

FAIR VALUE OF FINANCIAL INSTRUMENTS:  The carrying value of the
Company's customer receivables, accounts payable and long-term debt approximate fair value.

ACCOUNTING PRONOUNCEMENTS: The Company is subject to the provisions of Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in Financial Statements". SAB 101 did not have a material impact on the Company's consolidated financial statements. The Company will be subject to the provisions of Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Financial Instruments and Hedging Activities", as amended by SFAS No. 138, effective February 4, 2001. SFAS No. 133 and SFAS No. 138 are not expected to impact the Company's consolidated financial statements.

NOTE B-ACQUISITIONS OF WATSON'S

The Watson Merger: On June 29, 1998, Peebles Inc. acquired the Ira A. Watson Co. ("Watson's") for a cash purchase price of $4,451. The purchase method of accounting was used to allocate the purchase price. The excess of cost over net assets acquired, $6,102, is being amortized over a twenty-five year period beginning June 29, 1998.

NOTE C-ACCOUNTS RECEIVABLE

Accounts receivable are shown net of $2,400 and $1,800, representing the allowance for uncollectible accounts at February 3, 2001 and January 29, 2000, respectively. The provision for doubtful accounts was $3,320, $1,663 and $1,330, for 2000, 1999 and 1998, respectively. Finance charges on credit sales, included as a reduction of selling, general and administrative expenses, aggregated $6,106, $5,416 and $5,103 for 2000, 1999 and
1998, respectively.

As a service to its customers, the Company offers credit through the use of its own charge card and certain major credit cards. The Peebles' customer usually resides in the local community immediately surrounding the store location. Peebles stores serve these local customers in 15 states: Virginia, Tennessee, North Carolina, Maryland, Kentucky, West Virginia, Alabama, Pennsylvania, South Carolina, Ohio, Delaware, New York, Indiana, New Jersey and Missouri. The Company does not require collateral from its customers.
                               F-6

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

Merchandise inventories consisted of the following:
                             February 3,    January 29,
                                2001           2000
                                ----           ----

 Merchandise inventories at
  FIFO cost                   $ 63,366       $ 63,736
 Fair Value Adjustment           7,436          7,436
 LIFO/Market Reserve             (222)          (991)
                               -------        -------

 Merchandise inventories at
  lower of cost or market     $ 70,580       $ 70,181
                               =======        =======


NOTE E-ASSET IMPAIRMENT

In 1999, the Company determined that an investment in a co-operative buying office, included in "Sundry" on the consolidated balance sheets in prior years, no longer had any economic fair value. The resulting impairment, representing the Company's entire investment in the buying office, reduced both 1999 operating income and income before income taxes by $2,182, and reduced current income taxes by $866.

NOTE F-LONG-TERM DEBT

Long-term debt consisted of the following:

                                 February 3,   January 29,
                                    2001           2000
                                    ----           ----

   Senior Revolving Facility    $  26,145      $  34,000
   Senior Term Note A               5,988          9,750
   Senior Term Note B              53,372         58,950
   Swingline Facility                  --          3,277
   Other                              300            400
                                  -------        -------
                                   85,805        106,377
   Less current maturities:
      Scheduled principal
       payments                     3,700          3,700
      Excess Cash Flow Prepayment
       Amount                       9,771          5,739
                                  -------        -------
   Total current maturities        13,471          9,439
                                  -------        -------

   Long-term debt               $  72,334      $  96,938
                                 ========       ========

The Company has a credit facility (the "Credit Agreement"), which provides a Senior Term Facility, a Senior Revolving Facility, and a Swingline Facility. The Credit Agreement is secured by a first priority security interest in substantially all the personal and real property of Peebles. Restrictive covenants limit the payment of cash dividends in any fiscal year.
                               F-7

PEEBLES INC. AND SUBSIDIARIES


NOTE F-LONG-TERM DEBT-Continued

The Senior Term Facility includes two notes, Senior Term Note A and Senior Term Note B. Senior Term Note A and Senior Term Note B accrue interest quarterly in arrears at a LIBOR based rate which is expected to vary 25 to 50 basis points, dependent primarily on the Company's operating performance in relation to outstanding debt at the end of each fiscal quarter. Senior Term Note A and Senior Term Note B currently bear interest at LIBOR plus 2.25% and LIBOR plus 2.75%, respectively. Scheduled principal payments are payable quarterly in arrears. Senior Term Note A and Senior Term Note B mature April 30, 2003 and 2004, respectively.

The total amount available under the Senior Revolving Facility (the "Revolver") and the Swingline Facility is determined by a defined asset based formula with maximum borrowings limited to $75,000, less outstanding amounts under letters of credit. At February 3, 2001, the total amount available to borrow was $68,414, of which $26,145 was in use. The Revolver matures on April 30, 2003 and has no specific paydown provisions. The Company pays a fee of 1/2 of 1% per annum on any unused portion of the Revolver. The Revolver currently bears interest at LIBOR plus 2.25%.

Loans under the Swingline Facility are drawn and repaid daily based on the operating activity of the Company. Aggregate amounts outstanding under the Swingline Facility cannot exceed $5 million. Excess borrowings or funding outside these amounts revert to the Revolver. The Swingline Facility currently bears interest at prime plus 1.00% and has no LIBOR conversion option.

The Credit Agreement requires that 75% of annual excess cash flow, as defined by the Credit Agreement, is used to reduce borrowings under the Senior Term Facility as an excess cash flow ("ECF") prepayment amount. The ECF prepayment amount for 2000, $9,771, is payable at the end of the first fiscal quarter of 2001 and therefore has been classified as a current maturity at February 3, 2001. The 1999 ECF prepayment amount, $5,739, was paid in 2000. The ECF prepayments are funded through the Revolver and reduce Senior Term Note A and Senior Term Note B ratably.

The Company had commitments under letters of credit of $1,719 and $5,021 at February 3, 2001 and January 29, 2000, respectively.
The letters of credit, issued by a bank, are primarily to secure international shipments of merchandise.

The Company made cash interest payments of $10,266, $9,952, and $8,562 for 2000, 1999 and 1998, respectively.

Aggregate scheduled principal payments, exclusive of any ECF prepayments, on the long-term debt are as follows: 2001 --
$3,700; 2002 -- $2,702; 2003 -- $26,845; 2004 -- $42,787;
thereafter -- $0.

NOTE G-LEASES

The Company leases substantially all of its store locations under capital and operating leases with initial terms ranging from 1 to 25 years and renewal options of 1 to 10 years expiring at various dates through 2052. Total rental expense under operating leases was as follows:
                     2000       1999      1998
                     ----       ----      ----

   Minimum         $15,088    $14,924    $12,141
   Contingent          273        392        363
                   -------    -------    -------
                   $15,361    $15,316    $12,504

Contingent rentals are based upon a percentage of annual sales in excess of specified amounts.
                               F-8

PEEBLES INC. AND SUBSIDIARIES


NOTE G-LEASES-Continued

Future minimum lease payments under capital leases and noncancellable operating leases at February 1, 2001 were as follows:

                                  Capital   Operating
   Fiscal Year                    Leases     Leases
   -----------                    -------   ---------

   2001                           $  180    $ 13,146
   2002                              180      12,005
   2003                              181      10,521
   2004                              181       9,183
   2005                               60       7,974
   Thereafter                          0      43,392
                                 -------     -------
   Total minimum lease payments      782    $ 96,221
   Less:  amounts representing
     interest                      (168)
                                 -------
   Present value of net minimum
   Lease payments, including
     current maturities of $283,
     with interest rates ranging
      from 12.0% to 17.8%        $   614
                                 =======


NOTE H-EMPLOYEE BENEFIT PLANS

The Company sponsors one defined benefit pension plan, The Employees Retirement Plan of Peebles Inc. (the "Plan"), and several Supplemental Benefits Programs. The Plan covers certain participants who in 1997 had reached certain age and years of service requirements. The Plan was closed to new participants at February 1, 1998. The Supplemental Benefits Programs provide certain key executives supplemental retirement income equal to 60% of final average compensation. The Company's funding policy for all plans is to make minimum annual contributions required by applicable regulations.

The following information relative to the above plans is
disclosed in accordance with the requirements of SFAS No. 132,
"Employers' Disclosures about Pensions and Other Postretirement
Benefits".
                               2000         1999
                               ----         ----
   CHANGE IN BENEFIT
   OBLIGATION:
   Benefit obligation at
      beginning of year      $ 6,336     $  5,686
   Service cost                  204          157
   Interest cost                 484          379
   Plan Amendments                --           91
   Actuarial loss              1,066          583
   Benefit payments             (522)       (560)
                             -------      -------
   Benefit obligation at
   end of year               $ 7,568     $  6,336
                              ======      =======

   CHANGE IN PLAN ASSETS:
   Fair value of plan
      assets at beginning
      of year                $ 5,083     $  4,986
   Actual return on plan
      assets                     146          629
   Employer contribution          --           28
   Benefit payments             (522)       (560)
                             -------      -------
   Fair value of plan
      assets at end of year  $ 4,707     $  5,083
                              ======      =======

PEEBLES INC. AND SUBSIDIARIES

                               2000        1999
                               ----        ----
   FUNDED STATUS:
   Funded status             $(2,861)    $(1,254)
   Unrecognized actuarial
      loss                     1,494         148
   Unrecognized prior
      service cost               492         562
                              ------      ------
   Accrued pension
      liability               $ (875)    $  (544)
                              ======     =======


   COMPONENTS OF NET
   PERIODIC PENSION COST:
   Service cost               $   204     $   157
   Interest cost                  484         379
   Expected return on plan
      assets                     (427)       (422)
   Prior service cost
      recognized                   70          70
   Net periodic pension
      cost                    $   331     $   184
                              =======     =======

   WEIGHTED AVERAGE
   ASSUMPTIONS
   AS OF MEASUREMENT DATE:
   Discount rate               7.50%        8.00%
   Expected return on plan
      assets                   9.00%        9.00%
   Rate of compensation
      increase                 5.00%        5.00%

The projected benefit obligation, accumulated benefit obligation, and fair value of plan assets for the Supplemental Benefits Program with accumulated benefit obligations in excess of plan assets were $3,511, $1,499 and $0, respectively, as of February 3, 2001 and $2,432, $970 and $0, respectively, as of January 29, 2000.

The Peebles Inc. 401 (k) Profit Sharing Plan: The Company maintains a qualified profit sharing and retirement savings plan, which under Section 401 (k) of the Internal Revenue Code, allows tax deferred contributions from eligible employees of up to 12% of their annual compensation. The Company matches employee contributions up to 50% of an employee's first 6% of eligible compensation. The Company's matching contributions totaled $363, $325 and $260 in 2000, 1999 and 1998, respectively.

NOTE I - INCOME TAXES

The provisions for income taxes consisted of the following:
                      2000          1999       1998
                      ----          ----       ----

 Current:  Federal  $ 5,926       $ 3,161    $ 4,201
           State      1,149           625        830

 Deferred: Federal      460         1,335      (162)
           State         92           264       (32)
                     ------        ------     ------
                    $ 7,627       $ 5,385    $ 4,837
                     ======        ======     ======

Income taxes differ from the amounts computed by applying the applicable federal statutory rates due to the following:
                              F-10

PEEBLES INC. AND SUBSIDIARIES

NOTE I - INCOME TAXES--Continued
                                 2000       1999     1998
                                 ----       ----     ----

 Taxes at the federal
    Statutory rate              $6,208     $4,345   $3,813
 Increases (decreases):
 State income taxes, net of
    federal tax                    806        581      526
 Amortization of Goodwill          544        531      531
 Other                              69       (72)     (33)
                                 -----      -----    -----

                                $7,627     $5,385   $4,837
                                 =====      =====    =====

At February 3, 2001, the Company has net operating loss carryforwards of approximately $2,900 for income tax purposes, which expire in 2010.

Significant components of deferred tax liabilities and assets are as follows:


                                February 3,     January 29,
                                   2001            2000
                                   ----            ----

  Deferred tax liabilities:
  Inventory valuation           $  1,883        $  1,707
  Depreciation and amortization   11,447          10,658
  Accounts receivable valuation      389             779
  Other                              359             313
                                 -------         -------
                                  14,078          13,457
  Deferred tax assets:
  Doubtful accounts                 (945)          (709)
  Net operating loss
     carryforwards                (1,150)        (1,393)
  Other                             (409)          (333)
                                 -------         -------
                                  (2,504)        (2,435)
                                 --------        -------
  Net deferred tax liabilities   $ 11,574       $ 11,022
                                 ========        =======

Peebles made cash income tax payments of $5,650, $5,316 and $5,369 for 2000, 1999 and 1998, respectively.

NOTE J - VALUATION AND QUALIFYING ACCOUNTS

Activity related to valuation and qualifying accounts is as
follows:
                                  Allowance for     Net LIFO/
                                     Doubtful         Market
                                     Accounts        Reserve
                                   -----------      ---------

BALANCE JANUARY 31, 1998            $ 1,400          $  703
Charges to expense                    1,330              51
Increase due to acquisition
   of Watson's                          300             608
Deductions - net write-off of
   uncollectible accounts           (1,330)              --
                                    -------          ------
BALANCE JANUARY 30, 1999              1,700           1,362
Charges (credits) to expense          1,663           (371)
Deductions - net write-off of
   uncollectible accounts           (1,563)              --
BALANCE JANUARY 29, 2000              1,800             991
                                     ------          ------
Charges (credits) to expense          3,320           (769)
Deductions - net write-off of
   uncollectible accounts           (2,720)              --
                                     ------          ------
BALANCE FEBRUARY 3, 2001            $ 2,400          $  222
                                     ======          ======

PEEBLES INC. AND SUBSIDIARIES


NOTE K - QUARTERLY FINANCIAL DATA (UNAUDITED)

 (dollars in thousands)
                                FISCAL QUARTER
              --------------------------------------------------------------
                    FIRST          SECOND          THIRD           FOURTH
                2000    1999    2000    1999    2000    1999    2000    1999
                ----    ----    ----    ----    ----    ----    ----    ----
Net Sales     $63,363 $64,422 $71,422 $70,537 $71,992 $69,723 $99,716 $96,147

Cost of Sales  38,171  39,063  42,906  41,228  41,626  41,915  58,978  56,451

Gross Margin   25,192  25,359  28,631  29,319  30,366  27,808  40,738  39,696

Operating
   Income       3,663   3,517   5,340   5,876   5,650   3,520  14,124  11,022

Net Income        482     427   1,357   1,711   1,565     360   6,707   4,531
                =====   =====   =====   =====   =====   =====  ======  ======
Net Income
   Per Share   $  482  $  427 $ 1,357 $ 1,711 $ 1,565  $  360 $ 6,707 $ 4,531
                =====   =====   =====   =====   =====   =====  ======  ======

                              F-12

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Peebles operates specialty department stores offering predominately fashion merchandise for the entire family and other selected home accessories to small and medium sized communities that do not typically have a mall-based department store. At February 3, 2001, the Company operated 124 stores in 15 states, located primarily in the Southeast and Mid-Atlantic regions. The Company defines a comparable store as having operations for the entire twelve-month period in both the current and previous fiscal year. For fiscal 2000, 1999 and 1998, the Company had 117, 84 and 77 comparable stores, respectively.

Consolidated net sales and results of consolidated operations of the Company, expressed as percentages of net sales, are presented below for the 2000, 1999 and 1998 fiscal years.

    (dollars in thousands)       2000      1999      1998
                                 ----      ----      ----
Net sales                      $306,608  $300,839  $265,215
   increase                        1.9%     13.4%     21.8%

Comparable stores % increase
In sales:                           .3%      1.3%      0.9%
Total stores in operation at
   period end                      124       121       117

Operations as a Percentage of
          Net Sales:
-----------------------------
Cost of sales                     59.3%     59.4%     60.0%
Selling, general &
Administrative expenses           27.9       28.6      28.8
Depreciation and amortization      3.4        3.3       3.0
Asset impairment                    --         .7        --
                                 -----      -----     -----
   OPERATING INCOME                9.4        8.0       8.2

Interest expense                   3.6        3.8       4.1
Provision for income taxes         2.5        1.9       1.8
                                 -----      -----     -----
Net Income                         3.3%      2.3%      2.3%
                                 =====      =====     =====

Net sales increased $5,769, or 1.9%, comparing the 53-week current year to the 52-week prior year. Comparing the 52-week period ended January 27, 2001 to the 52-week period ended January 29, 2000, net sales increased $1,975, or .7%. New store growth accounted for the increase in both comparisons. The Company opened four new stores in 2000 and closed one marginally profitable store in January 2001. Three of the new stores were opened in the third quarter and one in the fourth. In addition, net sales benefited from a full year of operations at five new store locations opened in 1999.

Net sales at comparable stores increased .3% in the 53-week versus 52-week comparison and declined .9% in comparing the 52-week periods. Comparable store net sales increases
(decreases) by fiscal quarter as a percentage of the prior year comparable quarter, were as follows for the last two fiscal years:

                       Fiscal Quarter
           ------------------------------------
                                                 Total
           First    Second    Third    Fourth     Year
           -----    ------    -----    ------    -----
2000 vs.
  1999    (3.6%)      1.0%     1.5%     2.7%       .3%
1999 vs.
  1998    (2.6%)      3.6%     0.4%     3.2%      1.3%


Comparable store net sales continued to benefit from the overall strength of consumer demand for soft apparel. In comparing fiscal quarters from one year to the next, unseasonable weather variations have influenced "buy now, wear now" consumer demand. Weather related variations, however, have not been considered significant to net sales in total for any fiscal year.

In comparing 2000 to 1999, the decline noted in the first quarter was primarily a result of Mother's Day falling two weeks later in 2000 than 1999, coupled with unseasonably cold weather in the spring. After sixteen fiscal weeks, the weather had warmed and comparable store sales were down only
 .9%. During June and July comparable store sales benefited from strong weeks around Father's Day and early summer clearance. For the third consecutive year, severely hot weather through August pushed Back-to-School demand into September and early October. The Holiday season featured five weekends between Thanksgiving and Christmas, which made meaningful comparisons difficult, but net sales strength was noted immediately after Thanksgiving, and again as Christmas drew near.

Cost of sales as a percentage of net sales were 59.3%, 59.4% and 60.0%, in 2000, 1999 and 1998, respectively. The improvement results from consistent gross margin percentages at comparable stores, and continued improvement in the gross margins at new and acquired stores. New and acquired stores typically run a higher cost of sales percentage relative to mature stores, especially those in markets new to the Company, due to a stronger promotional effort and lack of comparable sales history. After approximately 24 to 36 months of operation, a new location generally attains the Company's mature store average cost of sales. A net 33 new and acquired store locations were opened during 1998, versus only 5 in 1999 and a net 3 in 2000. Overall, the Company's commitment to a less promotional, value priced, merchandise strategy has favorably influenced cost of sales during periods of inconsistent consumer demand and significant store growth.

Selling, general and administrative ("SG&A") expenses, exclusive of depreciation and amortization, were 27.9%, 28.6% and 28.8% of net sales in 2000, 1999 and 1998, respectively. Similar to the impact on cost of sales described above, new and acquired stores typically have a higher expense structure than mature stores for the first 12 to 18 months after opening as advertising and payroll expenses are planned at a higher percentage of sales to achieve a market presence. In addition, new stores frequently have higher occupancy costs than mature stores. In 1997, when the Company was operating 84 stores instead of 124 and had one distribution center instead of two, SG&A expenses were 27.7% of net sales. The allowance for uncollectible accounts was increased $600, $100 and $300 in 2000, 1999 and 1998, respectively.

Depreciation and amortization expense as a percentage of net sales were 3.4%, 3.3% and 3.0% in 2000, 1999 and 1998,
respectively.   Significant capital expenditures required during
the 12 to 18 month of significant store growth, beginning June 1998, were the primary reason depreciation expense has increased relative to net sales.

The asset impairment as a percentage of 1999 net sales was .7%, or $2,182. The asset impairment represented the Company's entire investment in a co-operative buying office (the "Co-Operative"). The Company had been a member of the Co-Operative, and therefore had an investment in it, for well over a decade. Purchases through the Co-Operative, primarily imported merchandise in support of the Company's private label program, totaled approximately 7% of 1999 purchases. The Company had no disruption in the merchandise flow as the Co-Operative was dissolved in the third fiscal quarter of 2000.

As a result of the factors discussed above, operating income in 2000, 1999 and 1998 as a percentage of total net sales was 9.4%, 8.0% and 8.2%, respectively.

Interest expense as a percentage of net sales was 3.6%, 3.8% and 4.1%, for 2000, 1999 and 1998, respectively. In June 1998,
$24,000 was added to Senior Term Notes A and B to consummate the Watson Merger. As a result, interest expense increased relative to net sales in 1998. In both 1999 and 2000, profitable operations resulted in lower average borrowings, and interest expense declined relative to net sales. In 2000 moderating interest rates also resulted in a decrease in interest expense dollars.

Total income taxes as a percentage of net sales were 2.5%, 1.9% and 1.8% in 2000, 1999 and 1998, respectively. The effective tax rate for 2000, 1999 and 1998 was 43.0%, 43.4% and 44.4%, respectively. The effective tax rate in all three fiscal years is higher than statutory rates because of non-deductible amortization of intangible assets.

As a result of the above factors, the Company had net income as a percentage of net sales of 3.3%, 2.3% and 2.3% in 2000, 1999 and 1998 respectively.

LIQUIDITY AND CAPITAL RESOURCES

The Company's primary cash requirements are for working capital needs and for capital expenditures associated with new stores and the remodeling of existing stores. The Company's primary sources of funds are cash flow from continuing operations, borrowings under the Credit Agreement and trade accounts payable. The Company's inventory levels typically build throughout the fall, peaking during the Christmas selling season, while accounts receivable peak during December and decrease during the first quarter. Capital expenditures typically occur evenly throughout the first three quarters of each year.

The Company's operating activities provided net cash of $26,082, $13,861 and $13,823 in 2000, 1999 and 1998. Profitable
operations and greater use of vendor financing accounted for the majority of the increase in 2000. In 1999, as the Company transitioned from the use of the co-operative buying service for spring 2000 merchandise purchases, cash flow was temporarily affected by certain deposits and other current assets which were realized in 2000. Working capital decreased from $78,495 at January 29, 2000, to $70,016 at February 3, 2001, primarily as a result of this reduction in other current assets and as well as the inclusion of the ECF Prepayment in current maturities of long-term debt. The ECF prepayment classified as current at February 3, 2001 is $9,771, versus $5,739 at January 29, 2000. In 1999, accounts receivable used cash as the outstanding balance grew from 1998, primarily as a result of significant increases in charge sales at the former Watson stores. In 2000, the growth in accounts receivable balance moderated with the continued maturity of the stores opened in 1998.

Net cash used in investing activities was $4,832, $9,368 and $18,049 in 2000, 1999 and 1998, respectively. Investing activities included capital expenditures, primarily for fixturing and point of sale equipment in new and acquired store locations, of $4,797, $9,151 and $13,394 in 2000, 1999 and 1998,
respectively. Capital expenditures for 2000 were significantly lower than 1999 and 1998 as only 4 new locations were opened during the fiscal year, and the majority of the capital improvements required by stores opened in 1998 and 1999 was completed in 1999. In 2000, capital expenditures included $1,500 at the four new store locations, and $1,300 for major remodelings and relocations. The remaining expenditures were primarily for space re-allocations and routine fixture upgrades at existing stores.

Financing activities reduced outstanding borrowings by $20,572 in 2000 and $3,549 in 1999. Scheduled debt service, primarily principal payments on the Senior Term Facility, used $3,700 in both 2000 and 1999. The 1999 ECF Prepayment, $5,739, which decreased amounts outstanding under the Senior Term Facility, was funded through the Revolver. The total balance of the Revolver and Swingline Facility was reduced from $37,277 at January 29, 2000 to $26,145 at February 3, 2001.

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

In 2001, the Company's capital expenditures are expected to total approximately $11,900. The Company plans to open eleven new store locations, adding approximately 170,000 square feet, with total fixtures and equipment of $5,100. Major remodelings and/or space reallocations are planned at 10 existing stores and related capital expenditures are expected to total $3,800. The remaining capital expenditures are primarily for routine fixture/equipment upgrades at existing stores, except for approximately $1,200, which is planned for a significant upgrade in the satellite communications network.

As of March 2001, the Company had signed leases for two new store locations due to open in the third fiscal quarter of 2001. The Company expects to continue to lease its stores, and the typical new store is anticipated to average approximately 21,600 square feet but may vary depending on the individual market and real estate opportunity. Based on historical experience, the Company estimates that the cost of opening a new store will include capital expenditures of approximately $425 for leasehold improvements and fixtures and approximately $425 for initial inventory, approximately one-third of which is normally financed through vendor credit. Accounts receivable for new stores typically build to 11% of net sales or approximately $275 within 24 months of the store opening. The Company may also incur capital expenditures to acquire existing stores.

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

SEASONALITY AND INFLATION

As a retailer offering predominately soft-apparel and selected home accessories, the Company's business is seasonal, although less heavily weighted in the fourth quarter than retailers with comparable offerings of merchandise. Over the past five fiscal years, quarterly sales as a percentage of total sales have been consistent at approximately 20%, 23%, 24% and 33% for the first through fourth quarters, respectively. Peebles' positioning of its stores in small to medium sized communities with limited competition, along with the Company's less promotional, every day fair value, pricing strategy, produces operations less dependent on the fourth quarter. However, the third and fourth quarters are generally bolstered by the back-to-school and Christmas holiday selling seasons.

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

MARKET RISK
The Company's interest expense is affected by changes in short-term interest on the debt outstanding under the Credit Agreement. The Credit Agreement bears interest at rates based on both the LIBOR and prime lending rates (the "Borrowing Rates"). Assuming:
i) the Borrowing Rates vary by 100 basis points from their current levels in any given fiscal month, and ii) the Company maintains an aggregate outstanding debt balance subject to these rates of $85,805 during the fiscal month of variance, interest expense would vary by approximately $72 for that fiscal month.

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