Form 10-Q
period 2001-05-05
PEEBLES INC
filed 2001-06-06
CIK 804125

SECURITIES AND EXCHANGE COMMISSION
                   Washington, D.C.  20549

                  ________________________

                          FORM 10-Q


      Quarterly Report Pursuant to Section 15(d) of the
               Securities Exchange Act of 1934

              For the Quarter Ended May 5, 2001
         Commission file number             33-27126
                                            ---------

                        PEEBLES INC.
   (Exact name of registrant as specified in its charter)

      Virginia                               54-0332635
      --------                               ----------
(State of Incorporation)                   (I.R.S. Employer
                                            Identification No.)

   One Peebles Street
South Hill, Virginia 23970-5001             (804) 447-5200
-------------------------------              -------------
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

As of June 1, 2001, 1,000 shares of Common Stock of Peebles
Inc. were outstanding.

PART I   FINANCIAL INFORMATION

Item 1.   Financial Statements

CONDENSED CONSOLIDATED BALANCE SHEETS
PEEBLES INC. & SUBSIDIARIES
(in thousands, except shares and per share amounts)

                                          May 5,   February 3,   April 29,
                                           2001        2001        2000
                                        ---------   ----------  ----------
                                                             -
ASSETS                                  (Unaudited)             (Unaudited)
CURRENT ASSETS

 Cash                                     $    650    $  1,686    $    288
 Accounts receivable, net                   33,115      37,340      32,140
 Merchandise inventories                    79,563      70,580      81,836
 Prepaid expenses                            1,185       1,746       1,024
 Income taxes receivable                        --          --         683
 Other                                         242         147         828
                                           -------     -------     -------
    TOTAL CURRENT ASSETS                   114,755     111,499     116,799

PROPERTY AND EQUIPMENT, NET                 50,644      50,132      51,765
OTHER ASSETS
 Excess of cost over net assets
    acquired, net                           36,660      37,140      38,620
 Deferred financing costs                      881       1,018       1,547
 Other                                       4,730       3,060       2,681
                                           -------     -------     -------
                                            42,271      41,218      42,848
                                           -------     -------     -------
                                          $207,670    $202,849    $211,412
                                           =======     =======     =======
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
 Accounts payable                         $ 12,969    $  15,162    $ 13,161
 Accrued compensation and
   other expenses                            4,252        7,226       3,440
 Deferred income taxes                       1,711        1,711       2,139
 Current maturities of long-term debt        3,700       13,471       9,439
 Other                                       3,988        3,913       2,165
                                           -------      -------     -------
    TOTAL CURRENT LIABILITIES               26,620       41,483      30,344
LONG-TERM DEBT                              91,210       72,334     102,701
LONG-TERM CAPITAL LEASE OBLIGATIONS            452          499         443
DEFERRED INCOME TAXES                        9,863        9,863       8,883
STOCKHOLDERS' EQUITY
Preferred stock- no par value,
   authorized 1,000,000 shares,
   none issued and outstanding                  --           --         --
Common stock-- par value $.10 per
   share, authorized 5,000,000 shares,
   1,000 issued and outstanding.                 1            1           1
Additional capital                          59,490       59,307      59,307
Retained earnings: accumulated
   from May 27, 1995;                       20,034       19,362       9,733
                                           -------      -------     -------
                                            79,525       78,670      69,041
                                           -------      -------     -------
                                          $207,670     $202,849    $211,412
                                           =======      =======     =======

See notes to condensed consolidated financial statements

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
PEEBLES INC. & SUBSIDIARIES
(in thousands, except shares and per share amounts)
(Unaudited)
                                          Three-Month Period Ended
                                          ------------------------

                                            May 5,         April 29,
                                             2001            2000
                                          ---------       ----------

NET SALES                                  $ 63,464       $ 63,363

COSTS AND EXPENSES
Cost of sales                                36,943         38,171
Selling, general and
   administrative expenses                   19,516         19,035
Depreciation and amortization                 2,754          2,494
                                            -------        -------
                                             59,213         59,700
                                            -------        -------
OPERATING INCOME                              4,251          3,663

INTEREST EXPENSE                              1,933          2,803
                                            -------        -------
INCOME BEFORE INCOME TAXES                    2,318            860

INCOME TAXES
Federal, state and deferred                     950            378
                                            -------        -------
NET INCOME                                 $  1,368       $    482
                                            =======        =======

EARNINGS PER SHARE                         $  1,368       $    482
                                            =======        =======

Weighted average common stock outstanding     1,000          1,000
                                            =======        =======

See notes to condensed consolidated financial statements

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
PEEBLES INC. & SUBSIDIARIES
(in thousands)
(Unaudited)

                                            Three-Month Period Ended
                                            -------------------------
                                              May 5,        April 29,
                                               2001           2000
                                             --------       ---------
OPERATING ACTIVITIES
Net income                                   $  1,368        $    482
Adjustments to reconcile net income to net
  Cash used in operating activities:
Depreciation                                    2,064           1,922
Amortization                                      826             921
Provision for doubtful accounts                   882             464
Changes in operating assets and
   liabilities:
      Accounts receivable                       3,343           5,345
      Merchandise inventories                  (8,983)        (11,655)
      Accounts payable                         (2,193)            366
      Other assets and liabilities             (2,805)         (3,616)
                                              -------         -------
 NET CASH USED IN OPERATING ACTIVITIES         (5,498)         (5,771)

INVESTING ACTIVITIES
Purchase of property and equipment             (3,976)           (686)
Other                                             (71)            (26)
                                              -------         -------
NET CASH USED IN INVESTING ACTIVITIES          (4,047)           (712)

FINANCING ACTIVITIES
Proceeds from revolving line of credit        127,827          97,267
Reduction in revolving line of credit and
   long-term debt                            (118,622)        (91,504)
Dividend to PHC Retail                           (696)             --
                                              -------         -------
NET CASH PROVIDED BY FINANCING ACTIVITIES       8,509           5,763
                                              -------         -------
DECREASE IN CASH AND CASH EQUIVALENTS          (1,036)           (720)

Cash and cash equivalents beginning of          1,686           1,008
period
                                              -------         -------
CASH AND CASH EQUIVALENTS END OF PERIOD      $    650        $    288
                                              =======         =======


See notes to condensed consolidated financial statements

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS'
   EQUITY
PEEBLES INC. & SUBSIDIARIES
(dollars in thousands, except per share amounts)

                                 Common Stock
                                 -------------
                                          Par   Additional Retained
                                 Shares  Value   Capital   Earnings
                                 ------  -----  ---------- -------
                                                         -       -
Balance January 29, 2000          1,000   $  1     $59,307 $ 9,251

Net income                           --     --          --     482
                                  -----   ----      ------  ------

Balance April 29, 2000            1,000      1      59,307   9,733

Net income                           --     --          --   9,629
                                  -----   ----      ------  ------

Balance February 3, 2001          1,000      1      59,307  19,362

Dividend to PHC Retail for Share
   Repurchase                        --     --          --    (696)
Exercise of PHC Retail
   stock options                     --     --         183      --
Net income                           --     --          --   1,368
                                  -----   ----      ------  ------

Balance May 5, 2001               1,000   $  1     $59,490 $20,034
                                  =====   ====      ======  ======

See notes to condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
PEEBLES INC. & SUBSIDIARIES
May 5, 2001

(in thousands)


NOTE A-ORGANIZATION AND BASIS OF PRESENTATION

NATURE OF OPERATIONS: Peebles Inc. and subsidiaries ("Peebles" or the "Company") operate retail department stores offering predominately fashion merchandise for the entire family and selected home accessories. At May 5, 2001, the Company was operating 124 stores located primarily in small and medium sized communities which typically do not have a mall-based department store. The stores serve communities in 15 states, located primarily in the Southeast and Mid-Atlantic.

CONSOLIDATION: The consolidated financial statements include the accounts of Peebles Inc. and its wholly owned subsidiaries, Carlisle Retailers, Inc. and Ira A. Watson Co. (together "Peebles" or the "Company"). All significant intercompany balances and transactions have been eliminated. The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal and recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended May 5, 2001 are not necessarily indicative of the results that may be expected for the fiscal year ended February 2, 2002, due to the seasonal nature of the business of Peebles.

The balance sheet at February 3, 2001 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the fiscal year ended February
3, 2001.

NOTE B-ACCOUNTS RECEIVABLE

Accounts receivable are shown net of $2,500, $2,400 and $1,800 representing the allowance for uncollectible accounts at May 5, 2001, February 3, 2001 and April 29, 2000, respectively. The provision for doubtful accounts was $882 and $464 for the three-month periods ended May 5, 2001 and April 29, 2000, respectively. Finance charges on credit sales and late fees for delinquent payments are included as a reduction in selling, general and administrative expenses. Finance charges and late fees totaled $1,824 and $1,682 for the three-month periods ended May 5, 2001 and April 29, 2000, respectively.

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

PEEBLES INC. & SUBSIDIARIES

(in thousands)

NOTE C-LONG-TERM DEBT

Long-term debt consisted of the following:

                         May 5,    February 3, April 29,
                          2001       2001        2000
                        --------   ---------   ---------
   Senior Revolving
      Facility          $ 43,771    $ 26,145    $ 43,000
   Senior Term Note A      4,252       5,988       9,000
   Senior Term Note B     44,437      53,372      58,800
   Swingline Facility      2,250          --       1,040
   Other                     200         300         300
                         -------     -------     -------
                          94,910      85,805     112,140
   Less current
   maturities:
   Scheduled principal
      payments             3,700       3,700       3,700
   Excess Cash Flow
      Payment                 --       9,771       5,739
                         -------     -------     -------
   Total current
      maturities           3,700      13,471       9,439
                         -------     -------     -------
   Long-term debt       $ 91,210    $ 72,334    $102,701
                         =======     =======     =======

The total amount available under the Senior Revolving Facility (the "Revolver") and the Swingline Facility is determined by a defined asset based formula with maximum borrowings limited to $75,000, less outstanding amounts under letters of credit. At May 5, 2001, the total amount available to borrow was $66,989, of which $46,021 was drawn. The $9,771 Excess Cash Flow ("ECF") Payment, classified as current at February 3, 2001, was disbursed in April 2001. The ECF prepayments are funded through the Revolver and reduce Senior Term Note A and Senior Term Note B ratably.

Restrictive debt covenants of the Credit Agreement limit the payment of cash dividends. Cash dividends may only be paid from Peebles to PHC Retail to repurchase PHC Retail common stock and are limited to $750 in any fiscal year. In March 2001, $696 of PHC Retail common stock was repurchased from retiring management stockholders, and the repurchase was funded through a cash dividend from Peebles.

NOTE D-INCOME TAXES

Differences between the effective rate of income taxes and the statutory rate arise principally from state income taxes and non-deductible amortization related to certain purchase accounting adjustments.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS
(in thousands)

RESULTS OF OPERATIONS

The following management's discussion and analysis provides information with respect to the results of operations for the three-month period (or "Fiscal Quarter") ended May 5, 2001 in comparison with the Fiscal Quarter ended April 29, 2000. The consolidated operations of the Company include the results of 124 and 121 stores that were open during the entire Fiscal Quarter ended May 5, 2001 and April 29, 2000, respectively. The Company defines a comparable store as having operations for the entire twelve-month period in both the current and previous fiscal years. For fiscal 2001 and 2000, the Company will have 121 and 117 comparable stores, respectively.


                                   Three-Month Period Ended
                                  ---------------------------
                                  May 5,    April 29,   May 1,
(dollars in thousands)             2001       2000       1999
                                 ------    --------    -------
Net sales                       $63,464     $63,363    $64,422
% increase (decrease)                .2%       (1.6)%     26.3%

Comparable stores % (decrease)
   increase in net sales:          (1.1)%      (3.6)%     (2.6)%

Stores in operation
   at period end                    124         121        119

  Operations as a Percentage
        of Net Sales:
 ----------------------------
Cost of sales                     58.2%        60.2%      60.6%
Selling, general &
   administrative expenses        30.8         30.1       30.6
Depreciation and amortization      4.3          3.9        3.3
                                 -----        -----      -----
Operating Income                   6.7          5.8        5.5

Interest Expense                   3.0          4.4        4.3
Provision for income taxes         1.5           .6         .5
                                 -----        -----      -----
Net Income                         2.2%          .8%        .7%
                                 ======      ======     ======

The slight increase in net sales was a result of sales at new stores, as net sales at comparable stores fell 1.1%. Net sales in February and early March 2001 were weak as the Company carried less clearance merchandise than in the prior year. Net sales in April were strong, primarily as a result of Mothers Day falling a week closer to the end of the Fiscal Quarter in the current year than in the prior year. Throughout the first Fiscal Quarter, consumer demand for soft apparel was adversely affected by deteriorating confidence in the economy, rising energy costs, and another year of unseasonably cold weather well into Spring.

Cost of sales as a percentage of net sales continued to benefit from lower inventory levels of clearance merchandise and the maturation of the significant number of store locations opened in fiscal 1999 and 1998. New and acquired store locations, especially those in markets new to the Company, typically have a higher cost of sales percentage relative to mature stores due to heavier promotions and the lack of comparable sales history. After approximately 24 to 36 months of operations, a new location generally attains the Company's mature store average cost of sales.

Selling, general and administrative ("SG&A") expenses, exclusive of depreciation and amortization, were 30.8%, 30.1% and 30.6% as a percentage of net sales in the first Fiscal Quarter of 2001, 2000 and 1999, respectively. The maturation of new and acquired stores opened in 1999 and 1998 had a beneficial impact on SG&A expenses compared to prior years, but these benefits were offset by increases in the provision for doubtful accounts, energy and fuel costs, and the timing of certain expenditures related to supplies.

Depreciation and amortization expenses were $2,754 and $2,494 for the Fiscal Quarters ended May 5, 2001 and April 29, 2000, respectively. The increase is primarily related to the capital expenditures required in the 31 store locations opened during the twelve-month period from May 2, 1998 to May 1, 1999, together with the continuing capital expenditures required by existing stores and enterprise systems.

Interest expense in the first Fiscal Quarter decreased significantly, both in dollars and as a percentage of sales, in comparison to the prior year. The decrease was attributable to both lower average borrowings and lower interest rates.

The effective income tax rate is 41% and 44.0% for the first Fiscal Quarters of 2001 and 2000, respectively. The effective tax rate differs from the statutory rate primarily due to state income taxes and nondeductible amortization relating to certain acquisition related assets.

As a result of the changes discussed above, net income for the three-month periods ended May 5, 2001 and April 29, 2000 was
$1,368 and $482, respectively, or 2.2% and .8% of net sales, respectively.

LIQUIDITY AND CAPITAL RESOURCES

The Company's primary cash requirements are for capital expenditures in connection with its new store expansion and remodeling program and for working capital needs. The Company's primary sources of funds are cash flow from continuing operations, borrowings under the Credit Agreement and trade accounts payable. Merchandise inventory levels typically build throughout the first Fiscal Quarter and again in the fall, peaking during the Christmas selling season. Accounts receivable peak during December and January, decrease during the first and second Fiscal Quarters, and begin building again in the third Fiscal Quarter. Capital expenditures for existing stores typically occur evenly throughout the first three Fiscal Quarters of each year, but can vary by Fiscal Quarter based on the mix of new and acquired stores.

During the first Fiscal Quarter of 2001, operating activities used cash of $5,498, compared to $5,771 in the prior year comparable period. Increased profitability was the primary factor in using less cash in the current year versus the prior year. Inventory levels were planned lower in comparison to the prior year, but this reduction in the use of cash was offset by the month-end timing of accounts payable, which used cash in the current year of $2,193 versus providing cash of $366 in the prior year. The Company's working capital at May 5, 2001 and April 29, 2000 was $88,135 and $86,455, respectively.

Capital expenditures are the primary use of cash in investing activities. In the current Fiscal Quarter, capital expenditures were $3,976, up significantly from $686 in the comparable prior year period. Capital expenditures for three major remodelings at existing store locations totaled approximately $1,200 in the first Fiscal Quarter. These three major remodelings complete the remodeling plan for 2001. The
Company currently plans to open a total of fifteen new store locations in fiscal 2001 and has signed non-cancelable leases for thirteen of the locations, all planned to open in the third and fourth Fiscal Quarters. Nine of the store locations were acquired in an auction in the first Fiscal Quarter and increased capital expenditures by approximately $2,000.
Capital expenditures are currently expected to total $12,900 for 2001.

In addition to the capital expenditures, new stores generally require approximately $425 for initial inventory, approximately one-third of which is normally financed through vendor credit. Accounts receivable for new stores typically build to 15% of net sales, or approximately $300 within 24 months of the store opening.

The Company finances its operations, capital expenditures, and debt service payments with funds available under its Revolver. The maximum amount available under the Revolver is $75,000 less amounts outstanding under letters of credit. The actual amount available is determined by an asset-based formula. Financing activities in the first Fiscal Quarter of 2001 provided cash of $8,509, versus $5,763 in the comparable period of 2000. The Company believes the cash flow generated from operating activities together with funds available under the Revolver will be sufficient to fund its investing activities and the debt service of the Credit Agreement.

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

MARKET RISK

The Company's interest expense is affected by changes in short-term interest on the debt outstanding under the Credit Agreement. The Credit Agreement bears interest at rates based on both the LIBOR and prime lending rates (the "Borrowing Rates"). Assuming: i) the Borrowing Rates vary by 100 basis points from their current levels at any given fiscal month, and ii) the Company maintains an aggregate outstanding debt balance subject to these rates of $94,910 during the fiscal month of variance, interest expense would vary by approximately $79 for that fiscal month.


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

SIGNATURES
                                   ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PEEBLES INC.

Date:   June 7, 2001         By   /s/    Michael F. Moorman
                                   ------------------------
                                    Michael F. Moorman
                                    President and Chief Executive
                                    Officer
                                   (Principal Executive Officer)


                             By   /s/   E. Randolph Lail
                                   ---------------------
                                    E. Randolph Lail
                                    Chief Financial Officer,
                                    Senior Vice President-
                                    Finance, Treasurer and Secretary
                                   (Principal Financial Officer)