Form 10-Q
period 2001-08-04
PEEBLES INC
filed 2001-09-10
CIK 804125

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                   ---------------------------

                            FORM 10-Q


        Quarterly Report Pursuant to Section 15(d) of the
                 Securities Exchange Act of 1934

              For the Quarter Ended August 4, 2001
             Commission file number         33-27126
                                           ---------

                          PEEBLES INC.
     (Exact name of registrant as specified in its charter)

     Virginia                                        54-0332635
     --------                                        -----------
(State of Incorporation)                           (I.R.S. Employer
                                                    Identification No.)

 One Peebles Street
South Hill, Virginia 23970-5001                     (804)447-5200
-------------------------------                     --------------
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

As of September 1, 2001, 1,000 shares of Common Stock of Peebles
Inc. were outstanding.

PART I.    FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED BALANCE SHEETS
PEEBLES INC. & SUBSIDIARIES
(in thousands, except shares and per share amounts)

                                          August 4,   February 3,   July 29,
                                             2001       2001          2000
                                         ----------  -----------    -------
ASSETS                                  (Unaudited)               (Unaudited)
CURRENT ASSETS
 Cash                                     $    483     $  1,686    $    286
 Accounts receivable, net                   32,977       37,340      32,723
 Merchandise inventories                    80,892       70,580      75,635
 Prepaid expenses                            1,028        1,746         957
 Other                                         455          147       2,593
                                           -------      -------     -------
                 TOTAL CURRENT ASSETS      115,835      111,499     112,194

PROPERTY AND EQUIPMENT, NET                 51,163       50,132      51,564
OTHER ASSETS
 Excess of cost over net assets
  acquired, net                             36,180       37,140      38,140
 Deferred financing cost                       745        1,018       1,198
 Other                                       5,674        3,060       2,708
                                           -------      -------     -------
                                            42,599       41,218      42,046
                                           -------      -------     -------
                                         $ 209,597    $ 202,849   $ 205,804
                                           =======      =======     =======

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
 Accounts payable                        $  17,112    $  15,162   $  13,310
 Accrued compensation and other
  expenses                                   5,331        7,226       4,953
 Deferred income taxes                       1,711        1,711       2,139
 Current maturities of long-term debt        3,700       13,471       3,700
 Other                                       2,682        3,913       3,277
                                           -------      -------     -------
              TOTAL CURRENT LIABILITIES     30,536       41,483      27,379
LONG-TERM DEBT                              87,332       72,334      98,672
LONG-TERM CAPITAL LEASE OBLIGATIONS            421          499         471
DEFERRED INCOME TAXES                        9,863        9,863       8,884
STOCKHOLDERS' EQUITY
Preferred stock- no par value, authorized
 1,000,000 shares, none issued and outstanding  --          --           --
Common stock-- par value $.10 per share,
 authorized 5,000,000 shares,1,000
 issued and outstanding.                         1            1           1
Additional capital                          59,490       59,307      59,307
Retained earnings:  accumulated from
 May 27, 1995                               21,954       19,362      11,090
                                           -------      -------     -------
                                            81,445       78,670      70,398
                                           -------      -------     -------
                                         $ 209,597    $ 202,849   $ 205,804
                                          ========     ========    ========

See notes to condensed consolidated financial statements

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
PEEBLES INC. & SUBSIDIARIES
(in thousands, except shares and per share amounts)

(Unaudited)
                                Three-Month              Six-Month
                                Period Ended            Period Ended
                               --------------          --------------
                              August 4,  July 29,     August 4, July 29,
                               2001        2000         2001      2000
                              --------   -------      ------    -------

NET SALES                   $ 67,688   $ 71,537    $ 131,152  $ 134,900

COSTS AND EXPENSES
 Cost of sales                39,569     42,906       76,512     81,077
 Selling, general and
  administrative expenses     20,539     20,795       40,055     39,830
 Depreciation and
  amortization                 2,556      2,496        5,310      4,990
                             -------   --------     --------   --------
                              62,664     66,197      121,877    125,897
                             -------   --------     --------   --------
OPERATING INCOME               5,024      5,340        9,275      9,003

INTEREST EXPENSE               1,769      2,916        3,702      5,719
                             -------   --------     --------   --------
  INCOME BEFORE INCOME TAXES   3,255      2,424        5,573      3,284

INCOME TAXES
 Federal, state and deferred   1,335      1,067        2,285      1,445
                             -------   --------     --------   --------

  NET INCOME                $  1,920   $  1,357     $  3,288   $  1,839
                             =======   ========     ========   ========
EARNINGS PER SHARE          $  1,920   $  1,357     $  3,288   $  1,839
                             =======   ========     ========   ========
 Weighted average common
   stock outstanding           1,000      1,000        1,000      1,000
                             =======   ========     ========   ========

  See notes to condensed consolidated financial statements

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY PEEBLES INC. & SUBSIDIARIES
(dollars in thousands, except per share amounts)

                                         Common Stock
                                       ----------------
                                                  Par  Additional   Retained
                                       Shares    Value   Capital    Earnings
                                       ------   ------- --------    --------

BALANCE JANUARY 29, 2000                1,000      $ 1   $59,307    $ 9,251

Net income                                 --       --        --      1,839
                                       ------     ----    ------     ------
BALANCE JULY 29, 2000                   1,000        1    59,307     11,090

Net income                                 --       --        --      8,272
                                       ------     ----    ------     ------
BALANCE FEBRUARY 3, 2001                1,000        1    59,307     19,362

 Dividend to PHC Retail for
  Share Repurchase                         --       --        --       (696)
 Exercise of PHC Retail stock options      --       --       183         --
 Net income                                --       --        --      3,288
                                       ------     ----    ------     ------
BALANCE AUGUST 4, 2001                  1,000      $ 1   $59,490    $21,954
                                       ======     ====    ======    =======

See notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
PEEBLES INC. & SUBSIDIARIES
(in thousands)

(Unaudited)

                                               Six-Month Period Ended
                                               ----------------------
                                               August 4,      July 29,
                                                 2001           2000
                                               --------      --------

OPERATING ACTIVITIES
  Net income                                   $  3,288      $  1,839
Adjustments to reconcile net income to
  net cash provided by operating
  activities:
    Depreciation                                  4,128         3,845
    Amortization                                  1,455         1,842
    Provision for doubtful accounts               1,741         1,446
    Changes in operating assets and
      liabilities:
        Accounts receivable                       2,622         3,780
        Merchandise inventories                 (10,312)       (5,454)
        Accounts payable                          1,950           515
        Other assets and liabilities             (2,955)       (1,757)
                                                -------       -------
 NET CASH PROVIDED BY OPERATING
  ACTIVITIES                                      1,917         6,056

INVESTING ACTIVITIES
 Purchase of property and equipment              (5,159)       (2,468)
 Acquisition of New Store Locations              (2,375)           --
 Other                                             (117)         (305)
                                                -------       -------

 NET CASH USED IN INVESTING ACTIVITIES           (7,651)       (2,773)

FINANCING ACTIVITIES
 Proceeds from revolving line of credit         222,169       195,422
 Reduction in revolving line of credit
  and long-term debt                           (216,942)     (199,427)
 Dividend to PHC Retail                            (696)           --

 NET CASH PROVIDED BY (USED IN)
  FINANCING ACTIVITIES                            4,531        (4,005)
                                                -------       -------

DECREASE IN CASH AND CASH EQUIVALENTS            (1,203)         (722)

Cash and cash equivalents beginning
  of period                                       1,686         1,008
                                                -------       -------
CASH AND CASH EQUIVALENTS END OF PERIOD        $    483      $    286
                                               ========      ========

See notes to condensed consolidated financial statements

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
PEEBLES INC. & SUBSIDIARIES
August 4, 2001

(in thousands)


NOTE A-ORGANIZATION AND BASIS OF PRESENTATION

NATURE OF OPERATIONS: Peebles Inc. and subsidiaries ("Peebles" or the "Company") operate retail department stores offering predominately fashion merchandise for the entire family and selected home accessories. At August 4, 2001, the Company was operating 124 stores located primarily in small and medium sized communities which typically do not have a mall-based department store. The stores serve communities in 15 states, located primarily in the Southeast and Mid-Atlantic.

CONSOLIDATION: The consolidated financial statements include the accounts of Peebles Inc. and its wholly owned subsidiaries, Carlisle Retailers, Inc. and Ira A. Watson Co. (together
"Peebles" or the "Company"). All significant intercompany balances and transactions have been eliminated.

The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal and recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month and six-month periods ended August 4, 2001 are not necessarily indicative of the results that may be expected for the fiscal year ended February 2, 2002, due to the seasonal nature of the business of Peebles.

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

NOTE B-ACCOUNTS RECEIVABLE

Accounts receivable are shown net of $2,500, $2,400 and $2,000, representing the allowance for uncollectible accounts at August
4, 2001, February 3, 2001 and July 29, 2000, respectively. The provision for doubtful accounts was $1,741 and $1,446 for the six-month periods ended August 4, 2001 and July 29, 2000, respectively. Finance charges on credit sales and late fees for delinquent payments are included as a reduction in selling, general and administrative expenses. Finance charges and late fees totaled $3,547 and $3,287 for the six-month periods ended August 4, 2001 and July 29, 2000, respectively.

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

NOTE C-ACQUISITION OF NEW STORE LOCATIONS

In 2001, the Company acquired eleven store locations in an auction. The leases related to these store locations were below fair market value, and the entire purchase price of $2,375 has been capitalized as beneficial leaseholds. Beneficial leaseholds, included as other assets on the consolidated balance sheet, are amortized on a straight-line basis over the estimated composite useful lives of the related leases.

PEEBLES INC. & SUBSIDIARIES

(in thousands)


NOTE D-LONG-TERM DEBT

Long-term debt consisted of the following:

                         August 4,  February 3,  July 29,
                           2001        2001        2000
                         --------    ---------   --------
   Senior Revolving
     Facility            $ 42,000     $ 26,145   $ 40,912
   Senior Term Note A       3,502        5,988      7,488
   Senior Term Note B      44,287       53,372     53,672
   Swingline Facility       1,043           --         --
   Other                      200          300        300
                          -------      -------    -------
                           91,032       85,805    102,372
   Less current maturities:
    Scheduled principal
      payments              3,700        3,700      3,700
    Excess Cash Flow
      payment                  --        9,771         --
                          -------      -------    -------
   Total current
     maturities             3,700       13,471      3,700
                          -------     --------    -------

   Long-term debt        $ 87,332     $ 72,334   $ 98,672
                         ========     ========  =========

The total amount available under the Senior Revolving Facility (the "Revolver") and the Swingline Facility is determined by a defined asset based formula with maximum borrowings limited to $75,000, less outstanding amounts under letters of credit. At August 4, 2001, the total amount available to borrow was $67,579, of which $43,043 was drawn. The $9,771 Excess Cash Flow ("ECF") Payment, classified as current at February 3, 2001, was disbursed in April 2001. The ECF prepayments are funded through the Revolver and reduce Senior Term Note A and Senior Term Note B ratably.

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

NOTE F-ACCOUNTING PRONOUNCEMENTS

In June 2001, the Financial Accounting Standards Board issued Statement No. 142, "Goodwill and Other Intangible Assets" ("SFAS No. 142"). Under the provisions of SFAS No. 142, goodwill and certain other indefinite lived intangible assets will cease to be amortized, and instead, will be tested for impairment on at least an annual basis or at any time certain indicators of impairment arise. The Company will adopt the provisions of SFAS No. 142 for fiscal 2002, and it will continue to amortize goodwill and indefinite lived intangible assets during the transition period, the third and fourth fiscal quarters of 2001. The Company has begun to evaluate the fiscal 2002 impact of adopting SFAS No. 142.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS

(in thousands)

RESULTS OF OPERATIONS

The following management's discussion and analysis provides information with respect to the results of operations for the three-month period (or "Fiscal Quarter") and six-month period ended August 4, 2001 in comparison with the Fiscal Quarter and six-month period ended July 29, 2000. The Company defines a comparable store as having operations for the entire twelve-month period in both the current and previous fiscal years. For fiscal 2001 and 2000, the Company will have 121 and 117 comparable stores, respectively.

                                 Three-Month          Six-Month
                                Period Ended         Period Ended
                               --------------       --------------
                             August 4,  July 29,  August 4,  July 29,
(dollars in thousands)         2001       2000      2001       2000
                             -------   --------   --------  --------

Net sales                   $  67,688  $71,537  $ 131,152  $134,900
% (decrease) increase           (5.4%)     1.4%     (2.8%)    (.1%)

Comparable stores %
  (decrease)increase
   in net sales:                (6.6%)     1.0%     (4.0%)   (1.3%)

Stores in operation at period
  end                              124      121       124       121

Operations as a Percentage of Net Sales:
----------------------------------------
Cost of sales                    58.5%    60.0%      58.3%    60.1%
Selling, general &
  administrative expenses         30.3    29.0       30.6      29.5
Depreciation and amortization      3.8     3.5        4.0       3.7
                               -------  ------     ------    ------
Operating Income                   7.4     7.5        7.1       6.7

Interest Expense                   2.6     4.1        2.9       4.2
Provision for income taxes         2.0     1.5        1.7       1.1
                               -------  ------     ------    ------
Net Income                         2.8%    1.9%       2.5%      1.4%
                               =======  ======    ======     ======

Net sales for both the three-month and six-month periods ended August 4, 2001 were adversely affected by weak consumer demand for the Company's soft apparel. Throughout the first and second Fiscal Quarters, consumer demand for soft apparel was weakened by deteriorating confidence in the economy, rising energy costs and widespread belief that the economy would weaken further. In addition, the first Fiscal Quarter featured unseasonably cold weather well into Spring. Net sales reached a low point in comparison to the prior year in May and early June, stabilized through July and began to show modest increases over the prior year in August, the first month of the third Fiscal Quarter.

Cost of sales as a percentage of net sales was 58.5% and 60.0% for the three-month periods ended August 4, 2001 and July 29, 2000, respectively, and 58.3% and 60.1%, respectively, for the six-month periods then ended. Cost of sales continued to benefit from the maturation of the significant number of new store locations opened in fiscal 1999 and 1998. In addition, the merchandise inventory levels per store were planned conservatively in anticipation of the weakened consumer demand. As a result, cost of sales benefited from a reduction in seasonal clearance markdowns. The increase in total merchandise inventory at August 4, 2001 was primarily a result of the four new store locations opened in the third and fourth Fiscal Quarters of 2000 and the inventory required at ten new store locations opened August 16, 2001.

Selling, general and administrative expenses ("SG&A") as a percentage of net sales, exclusive of depreciation and amortization, were 30.3% and 29.0%, respectively, for Fiscal Quarters ended August 4, 2001 and July 29, 2000, and 30.6% and 29.5%, respectively, for the six-month periods then ended. Although SG&A expenses as a percentage of net sales continue to benefit from the maturation of stores opened in fiscal 1999 and 1998, the increase in the provision for doubtful accounts combined with lower sales offset this benefit. SG&A expenses were $20,539 and $20,795 for the three-month periods ended August 4, 2001 and July 29, 2000, respectively, and $40,055 and $39,830, respectively, for the six-month periods then ended.

Depreciation and amortization expenses as a percentage of net sales were 3.8% and 3.5% for the three-month periods ended August 4, 2001 and July 29, 2000, respectively, and 4.0% and 3.7% for the six-month periods then ended. The percentage increases are primarily a result of lower sales together with the slightly higher depreciation expense related to capital expenditures required for new store locations.

Interest expense was 2.6% and 4.1% of net sales for the Fiscal Quarters ended August 4, 2001 and July 29, 2000, respectively, and 2.9% and 4.2% for the six-month periods then ended. Lower average borrowings and lower interest rates throughout the three and six-month periods accounted for the decrease, with lower sales partially offsetting the percentage decrease.

The effective income tax rate for the three and six-month periods ended August 4, 2001 and July 29, 2000 was 41% and 44.0%. The effective tax rate differs from the statutory rate primarily due to state income taxes and nondeductible amortization relating to certain acquisition related assets.

As a result of the changes discussed above, net income for the three-month and six-month periods ended August 4, 2001 was 2.8% and 2.5% of net sales, respectively. For the prior year three and six-month periods ended July 29, 2000, net income as a percentage of net sales was 1.9% and 1.4%, respectively.

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

The Company's operating activities provided cash of $1,917 and $6,056 in the six-month periods ended August 4, 2001 and July 29, 2000, respectively, as greater net income was offset by increases in merchandise inventories. Merchandise inventories used net cash of $10,312 in the current year compared to $5,454 in the prior year. This increase is primarily a result of the inventory levels required at 10 new store locations opened on August 16, 2001. Increased vendor financing of merchandise purchases provided cash of $1,950 in the current year versus $515 in the prior. A decrease in the realization of accounts receivable and the timing of the aggregate realization of certain other operating assets and the payment of certain liabilities reduced cash provided by operations. The Company's working capital at August 4, 2001 and July 29, 2000 was $85,299 and $84,815,
respectively.

Capital expenditures, the primary use of cash in investing activities, totaled $5,159 and $2,468 for the six-month periods ended August 4, 2001 and July 29, 2000, respectively. In the current year, the capital expenditures of $1,200 were required to remodel three existing store locations, completing the remodeling plan for fiscal 2001. In addition, the Company invested approximately $1,200 to enhance the satellite communication network and add to its radio frequency scanners. Capital expenditures in the six-month period ended August 4, 2001 included the fixtures required at the 10 new store locations opened immediately after the close of the second Fiscal Quarter. Nine of these 10 stores, along with two locations scheduled to open in November 2001, were acquired in an auction for $2,375.

In November 2001, the Company will open seven new store locations, bringing the total new store locations for fiscal 2001 to seventeen. Based on historical experience, the Company estimates that the cost of opening a new store will include capital expenditures of approximately $425 for leasehold improvements and fixtures and approximately $425 for initial inventory, approximately one-third of which is normally financed through vendor credit. Accounts receivable for new stores typically build to an average of approximately 15% of net sales or approximately $300 within 24 months of the store opening. The Company may also incur capital expenditures to acquire existing stores. Capital expenditures are expected to total $12,900 for 2001.

The Company finances its operations, capital expenditures, and debt service payments in part with funds available under its Revolver. The maximum amount available under the Revolver is $75,000 less amounts outstanding under letters of credit. The actual amount available is determined by an asset-based formula. During the six-month period ended August 4, 2001, the Company drew a net $5,227, primarily for the acquisition of new stores and the related inventory and fixturing. During the six-month period ended July 29, 2000, the Company reduced outstanding borrowings by $4,005. The Company believes the cash flow generated from operating activities together with funds available under the Revolver will be sufficient to fund its investing activities and the debt service of the Credit Agreement.

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

MARKET RISK

The Company's interest expense is affected by changes in short-term interest on the debt outstanding under the Credit Agreement. The Credit Agreement bears interest at rates based on both the LIBOR and prime lending rates (the "Borrowing Rates"). Assuming:
i) the Borrowing Rates vary by 100 basis points from their current levels at any given fiscal month, and ii) the Company maintains an aggregate outstanding debt balance subject to these rates of $91,032 during the fiscal month of variance, interest expense would vary by approximately $76 for that fiscal month.

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

                          PEEBLES INC.

Date:   September 7, 2001      By        /s/    Michael F.Moorman
                                         ------------------------
                                         Michael F. Moorman
                                         President and Chief
                                         Executive Officer
                                        (Principal Executive Officer)

                               By       /s/   E. Randolph Lail
                                        -------====-------------
                                         E. Randolph Lail
                                         Chief Financial Officer,
                                         Senior Vice President-Finance,
                                         Treasurer and Secretary
                                        (Principal Financial Officer)