Form 10-Q
period 2001-11-03
PEEBLES INC
filed 2001-12-04
CIK 804125

SECURITIES AND EXCHANGE COMMISSION
                   Washington, D.C.  20549

                  -------------------------

                          FORM 10-Q


      Quarterly Report Pursuant to Section 15(d) of the
               Securities Exchange Act of 1934

           For the Quarter Ended November 3, 2001
         Commission file number          33-27126
                                        ----------

                        PEEBLES INC.
   (Exact name of registrant as specified in its charter)

  Virginia                                       54-0332635
  --------                                      ------------
(State of Incorporation)                      (I.R.S.Employer
                                               Identification No.)
  One Peebles Street
South Hill, Virginia 23970-5001                 (804)447-5200
-------------------------------                 --------------
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

As of December 1, 2001, 1,000 shares of Common Stock of
Peebles Inc. were outstanding.

PART I.    FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED BALANCE SHEETS
PEEBLES INC. & SUBSIDIARIES
(in thousands, except shares and per share amounts)

                                        November 3, February 3, October 28,
                                           2001        2001       2000
                                        ----------  ----------  ----------
                                       (Unaudited)           (Unaudited)
ASSETS
CURRENT ASSETS
 Cash                                    $   247    $  1,686    $   138
 Accounts receivable, net                 34,446      37,340     32,710
 Merchandise inventories                  99,358      70,580     92,749
 Prepaid expenses                            967       1,746        758
 Other                                       395         147        896
                                         -------     -------    -------
                 TOTAL CURRENT ASSETS    135,413     111,499    127,251

PROPERTY AND EQUIPMENT, NET               52,567      50,132     51,030
OTHER ASSETS
 Excess of cost over net assets
  acquired, net                           35,700      37,140     37,660
 Deferred financing cost                     609       1,018        850
 Other                                     5,590       3,060      3,046
                                         -------     -------    -------
                                          41,899      41,218     41,556
                                         -------     -------    -------
                                       $ 229,879   $ 202,849  $ 219,837
                                        ========    ========   ========

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
 Accounts payable                      $  22,053   $  15,162  $  21,273
 Accrued compensation and other
  expenses                                 7,070       7,226      6,672
 Deferred income taxes                     1,711       1,711      2,139
 Current maturities of long-term debt      3,452      13,471      3,700
 Other                                     2,611       3,913      3,666
                                        --------    --------   --------
        TOTAL CURRENT LIABILITIES         36,897      41,483     37,450
LONG-TERM DEBT                            98,670      72,334    101,141
LONG-TERM CAPITAL LEASE OBLIGATIONS          387         499        399
DEFERRED INCOME TAXES                      9,863       9,863      8,884
STOCKHOLDERS' EQUITY
  Preferred stock- no par value,
   authorized 1,000,000 shares, none
   issued and outstanding                    --          --          --
  Common stock-- par value $.10 per share,
   authorized 5,000,000 shares,
   1,000 issued and outstanding.               1           1          1
  Additional capital                      59,490      59,307     59,307
  Retained earnings:  accumulated from
   May 27, 1995                           24,571      19,362     12,655
                                        --------    --------   --------
                                          84,062      78,670     71,963
                                        --------    --------   --------
                                       $ 229,879   $ 202,849  $ 219,837
                                        ========    ========   ========

See notes to condensed consolidated financial statements

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
PEEBLES INC. & SUBSIDIARIES
(in thousands, except shares and per share amounts)
(Unaudited)
                                  Three-Month            Nine-Month
                                 Period Ended           Period Ended
                                --------------          --------------
                             November     October    November   October
                                3,           28,         3,        28,
                               2001         2000       2001       2000
                             --------     --------   --------   --------

NET SALES                   $  74,614   $  71,992   $ 205,766  $ 206,892

COSTS AND EXPENSES
  Cost of sales                44,012      41,626     120,524    122,703
  Selling, general and
   administrative expenses     21,809      22,219      61,864     62,049
  Depreciation and
   amortization                 2,767       2,497       8,077      7,487
                             --------    --------    --------   --------
                               68,588      66,342     190,465    192,239
                             --------    --------    --------   --------
   OPERATING INCOME             6,026       5,650      15,301     14,653

INTEREST EXPENSE                1,591       2,855       5,293      8,574
                             --------    --------    --------   --------
   INCOME BEFORE INCOME TAXES   4,435       2,795      10,008      6,079

INCOME TAXES
  Federal, state and deferred   1,818       1,230       4,103      2,675
                             --------    --------    --------   --------

   NET INCOME               $   2,617   $   1,565   $   5,905   $  3,404
                             ========    ========    ========   ========
EARNINGS PER SHARE          $   2,617   $   1,565   $   5,905   $  3,404
                             ========    ========    ========   ========
  Weighted average common
   stock outstanding            1,000       1,000       1,000     1,000
                             ========    ========    ========  ========

See notes to condensed consolidated  financial statements

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS'EQUITY PEEBLES INC. & SUBSIDIARIES
(dollars in thousands, except per share amounts)

                                   Common Stock
                                 ----------------
                                             Par   Additional  Retained
                                 Shares     Value    Capital   Earnings
                                --------   ------- ----------  --------

BALANCE JANUARY 29, 2000           1,000    $    1  $ 59,307   $  9,251

  Net income                          --        --        --      3,404
                                 -------  --------  --------   --------

BALANCE OCTOBER 28, 2000           1,000         1    59,307     12,655

  Net income                          --        --        --      6,707
                                 -------  --------  --------   --------

BALANCE FEBRUARY 3, 2001           1,000         1    59,307     19,362

  Dividend to PHC Retail for
   Share Repurchase                   --        --        --      (696)
  Exercise of PHC Retail
   stock options                      --        --       183         --
  Net income                          --        --        --      5,905
                                --------   --------  -------    -------
BALANCE NOVEMBER 3, 2001           1,000    $     1 $ 59,490   $ 24,571
                                ========    =======  =======    =======

See notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
PEEBLES INC. & SUBSIDIARIES
(in thousands)

(Unaudited)

                                              Nine-Month Period Ended
                                              -----------------------
                                              November 3,    October 28,
                                                 2001           2000
                                             ----------      ---------
OPERATING ACTIVITIES
 Net income                                   $    5,905      $   3,404
Adjustments to reconcile net income to
   net cash(used in) provided by
  Operating activities:
   Depreciation                                    6,254          5,771
   Amortization                                    2,232          2,762
   Provision for doubtful accounts                 2,521          2,301
   Changes in operating assets and liabilities:
    Accounts receivable                              373          2,938
    Merchandise inventories                     (28,778)       (22,568)
    Accounts payable                               6,891          8,478
    Other assets and liabilities                 (1,304)          1,809
                                                --------       --------
 NET CASH (USED IN) PROVIDED BY OPERATING
  ACTIVITIES                                     (5,906)          4,895

INVESTING ACTIVITIES
 Purchase of property and equipment              (8,689)        (3,979)
 Acquisition of New Store Locations              (2,375)             --
 Other                                              (90)          (250)
                                                --------       --------

 NET CASH USED IN INVESTING ACTIVITIES          (11,154)        (4,229)

FINANCING ACTIVITIES
 Proceeds from revolving line of credit          331,688        284,113
 Reduction in revolving line of credit
  and long-term debt                           (315,371)      (285,649)
 Dividend to PHC Retail                            (696)             --
                                                --------       --------

  NET CASH PROVIDED BY (USED IN)
   FINANCING ACTIVITIES                           15,621        (1,536)
                                                --------       --------
DECREASE IN CASH AND CASH EQUIVALENTS            (1,439)          (870)

Cash and cash equivalents beginning of period      1,686          1,008
                                                --------       --------
CASH AND CASH EQUIVALENTS END OF PERIOD         $    247       $    138
                                                ========       ========

See notes to condensed consolidated financial statements

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
PEEBLES INC. & SUBSIDIARIES
November 3, 2001

(in thousands)


NOTE A-ORGANIZATION AND BASIS OF PRESENTATION

NATURE OF OPERATIONS:   Peebles Inc. and subsidiaries
("Peebles" or the "Company") operate retail department stores offering predominately fashion merchandise for the entire family and selected home accessories. At November 3, 2001, the Company was operating 133 stores located primarily in small and medium sized communities, which typically do not have a mall-based department store. The stores serve communities in 15 states, located primarily in the Southeast and Mid-Atlantic.

CONSOLIDATION: The consolidated financial statements include the accounts of Peebles Inc. and its wholly owned subsidiaries, Carlisle Retailers, Inc. and Ira A. Watson Co. (together "Peebles" or the "Company"). All significant intercompany balances and transactions have been eliminated.

The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal and recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month and nine-month periods ended November 3, 2001 are not necessarily indicative of the results that may be expected for the fiscal year ended February 2, 2002, due to the seasonal nature of the business of Peebles.

The  balance  sheet at February 3, 2001 has been derived  from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

For further information, refer to theconsolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the fiscal year ended
February 3, 2001.

NOTE B-ACCOUNTS RECEIVABLE

Accounts receivable are shown net of $2,600, $2,400 and $2,100, representing the allowance for uncollectible accounts at November 3, 2001, February 3, 2001 and October 28, 2000, respectively. The provision for doubtful accounts was $2,521 and $2,301 for the nine-month periods ended November 3, 2001 and October 28, 2000, respectively. Finance charges on credit sales and late fees for delinquent payments are included as a reduction in selling, general and administrative expenses. Finance charges and late fees totaled $5,282 and $4,879 for the nine-month periods ended November 3, 2001 and October 28, 2000, respectively.

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

PEEBLES INC. & SUBSIDIARIES

(in thousands)


NOTE D-LONG-TERM DEBT

Long-term debt consisted of the following:

                           November 3,    February 3,  October 28,
                              2001          2001          2000
                           ----------     ----------   ---------
   Senior Revolving
    Facility               $  53,500      $  26,145    $  41,420
   Senior Term Note A          2,752          5,988        6,738
   Senior Term Note B         44,137         53,372       53,522
   Swingline Facility          1,533             --        3,041
   Other                         200            300          300
                            --------       --------     --------
                             102,122         85,805      104,841

   Less current maturities:
    Scheduled principal
      payments                 3,452          3,700        3,700
    Excess Cash Flow
      Payment                     --          9,771           --
                            --------       --------     --------
     Total current
      maturities               3,452         13,471        3,700
                            --------       --------     --------

   Long-term debt           $ 98,670       $ 72,334    $ 101,141
                            ========       ========    =========

The total amount available under the Senior Revolving Facility (the "Revolver") and the Swingline Facility is determined by a defined asset based formula with maximum borrowings limited to $75,000, less outstanding amounts under letters of credit. At November 3, 2001, the total amount available to borrow was $73,703, of which $55,033 was drawn. The $9,771 Excess Cash Flow ("ECF") Payment, classified as current at February 3, 2001, was disbursed in April 2001. The ECF prepayments are funded through the Revolver and reduce Senior Term Note A and Senior Term Note B ratably.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS

(in thousands)

RESULTS OF OPERATIONS

The following management's discussion and analysis provides information with respect to the results of operations for the three-month period (or "Fiscal Quarter") and nine-month period ended November 3, 2001 in comparison with the Fiscal Quarter and nine-month period ended October 28, 2000. The Company defines a comparable store as having operations for the entire twelve-month period in both the current and previous fiscal years. For fiscal 2001 and 2000, the Company will have 121 and 117 comparable stores, respectively.

                                     Three-Month        Nine-Month
                                    Period Ended       Period Ended
                                   --------------     --------------
                                 November   October  November October
                                    3,        28,       3,        28,
(dollars in thousands)             2001      2000      2001      2000
                                  ------    ------    ------    ------

Net sales                        $74,614   $71,992  $205,766  $206,892
%  increase (decrease)              3.6%      3.3%    (0.5%)      1.1%

Comparable stores %
  (decrease)increase
  in net sales:                   (1.4%)      1.5%    (3.9%)    (0.3%)

Stores in operation at period
  end                                133       124       133      124
Net stores opened during the
  period                               9         3         9        3

     Operations as a Percentage of Net Sales:
     ----------------------------------------
Cost of sales                      59.0%     57.8%     58.6%    59.3%
Selling, general &
  administrative expenses           29.2      30.9      30.1     30.0
Depreciation and amortization        3.7       3.5       3.9      3.6
                                   -----     -----     -----    -----
   Operating Income                  8.1       7.8       7.4      7.1

Interest Expense                     2.2       3.9       2.5      4.2
Provision for income taxes           2.4       1.7       2.0      1.3
                                   -----     -----     -----    -----
Net Income                          3.5%      2.2%      2.9%     1.6%
                                   =====     =====     =====    =====

Net sales for the three-month period ended November 3, 2001 increased $2,622, or 3.6%, in comparison to the three-month period ended October 28, 2000. This increase was primarily due to the 10 new store locations opened August 15, 2001, which contributed $3,395 to net sales for the Fiscal Quarter. In September 2001, the Company closed one store location, in operation the entire previous fiscal year. Net sales at comparable stores decreased 1.4% comparing the 2001 Fiscal Quarter to the prior year. In August 2001, comparable store sales had benefited from stronger back-to-school and seasonal sales than in the prior year, which had been weak in comparison to 1999. The tragic events of September 11, 2001 had an adverse impact on customer traffic and demand for soft apparel. Comparable store net sales prior to September 11th, however, were weak in comparison to September 2000, which itself was a strong month in comparison to 1999. For the three-week period ended September 22, 2001, comparable store net sales were down 8.9%. Comparable store net sales recovered, however, in the final two weeks of fiscal September, and for the month, were down only 3.8%. In October 2001, consumer demand stabilized, and comparable store net sales increased 1.0% in comparison to October 2000.

For the nine-month periods ended November 3, 2001 and October 28, 2000, total net sales were $205,766 and $206,892, respectively, a current year decrease of 0.5%. At comparable stores, 2001 net sales decreased 3.9% in comparison to the prior year. In addition to the comparable store net sales decrease in the third Fiscal Quarter noted above, the first and second Fiscal Quarters were adversely affected by weak consumer demand for soft apparel and a general deterioration in economic confidence. In the first and second Fiscal Quarters, comparable store net sales decreased 1.1% and 6.6%, respectively.

Cost of sales as a percentage of net sales was 59.0% and 57.8% for the third Fiscal Quarters of 2001 and 2000, respectively. In the third Fiscal Quarter of 1999, cost of sales was 60.1% of net sales. For the nine-month periods ended November 3, 2001, October 28, 2000 and October 30, 1999, cost of sales as a percentage of net sales was 58.6%, 59.3% and 59.7%, respectively. In general, cost of sales continues to benefit from the maturation of the significant number of new store locations opened in fiscal 1999 and 1998. The third Fiscal Quarter of 2000 was exceptional, however, as September sales of newer, full price, merchandise were stronger than either 2001 or 1999.

Selling, general and administrative expenses ("SG&A") as a percentage of net sales, exclusive of depreciation and amortization, were 29.2% and 30.9%, respectively, for Fiscal Quarters ended November 3, 2001 and October 28, 2000, and 30.1% and 30.0%, respectively, for the nine-month periods then ended. SG&A expenses have not fluctuated significantly in comparing 2001 to 2000, and as such, the percentages noted have fluctuated with net sales. SG&A expenses were $21,809 and $22,219 for the three-month periods ended November 3, 2001 and October 28, 2000, respectively, and $120,524 and $122,703, respectively, for the nine-month periods then ended.

Depreciation and amortization expenses as a percentage of net sales were 3.7% and 3.5% for the three-month periods ended November 3, 2001 and October 28, 2000, respectively, and 3.9% and 3.6% for the nine-month periods then ended. The current year increases are primarily a result of lower sales and higher depreciation expense, primarily related to capital expenditures required for new store locations.

Interest expense was 2.2% and 3.9% of net sales for the Fiscal Quarters ended November 3, 2001 and October 28, 2000, respectively, and 2.5% and 4.2% for the nine-month periods then ended. Lower average borrowings and significantly lower interest rates throughout the three and nine-month periods accounted for the decrease. The Company's debt bears primarily LIBOR-based interest. The LIBOR rate has fallen from 5.9% to 2.6% in the nine-month period ended November 3, 2001.

The effective income tax rate for the three and nine-month periods ended November 3, 2001 and October 28, 2000 was 41% and 44.0%. The effective tax rate differs from the statutory rate primarily due to state income taxes and nondeductible amortization relating to certain acquisition related assets.

As a result of the changes discussed above, net income for the three-month and nine-month periods ended November 3, 2001 was 3.5% and 2.9% of net sales, respectively. For the prior year three and nine-month periods ended October 28, 2000, net income as a percentage of net sales was 2.2% and 1.6%, respectively.

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

The Company's operating activities used cash $5,906 in the nine-month period ended November 3, 2001, and provided cash of $4,895 in the nine-month period ended October 28, 2000. In comparing the current year to the prior year, more profitable operations in 2001 were offset by a greater increase in merchandise inventories. Merchandise inventories used cash of $28,778 and $22,568 in 2001 and 2000, respectively. The 17 new store locations opened in 2001, 10 in August and 7 in November, accounted for the entire increase, as merchandise inventory levels at comparable stores were less at November 3, 2001 than at October 28, 2000. Vendor financing of merchandise inventory through accounts payable decreased in 2001, primarily as a result of the timing differences and the fiscal month end date. In 2001, cash from the realization of accounts receivable decreased in comparison to 2000. Net sales using the Company's proprietary charge card increased from 27.2% of net sales in 2000 to 28.3% in 2001 and the average carrying balance of accounts receivable over the nine-month periods increased 3.4%. In addition, the timing of the aggregate realization of certain other operating assets and the payment of certain liabilities reduced cash provided by operations. The Company's working capital at November 3, 2001 and October 28, 2000 was $98,516 and $89,801, respectively.

Capital expenditures, the primary use of cash in investing activities, totaled $8,689 and $3,979 for the nine-month periods ended November 3, 2001 and October 28, 2000, respectively. The current year increase is primarily due to the capital expenditures required at the 17 new store locations opened from August to November 2001. Nine of the 10 stores opened in August, along with two of the stores opened in November, were acquired in an auction for $2,375. Also in the current year, capital expenditures of $1,200 were required to remodel three existing store locations, completing the remodeling plan for fiscal 2001. In addition, the Company invested approximately $1,200 to enhance the satellite communication network and add to its radio frequency scanners. In the prior year, capital expenditures were primarily for four new store locations, three of which were opened in third Fiscal Quarter of 2000 and one in the fourth Fiscal Quarter.

Based on historical experience, the Company estimates that the cost of opening a new store will include capital expenditures of approximately $425 for leasehold improvements and fixtures and approximately $425 for initial inventory, approximately one-third of which is normally financed through vendor credit. Accounts receivable for new stores typically build to an average of approximately 15% of net sales or approximately $300 within 24 months of the store opening. The Company may also incur capital expenditures to acquire existing stores. Capital expenditures are expected to total $14,154 for 2001.

The Company finances its operations, capital expenditures, and debt service payments in part with funds available under its Revolver. The maximum amount available under the Revolver is $75,000 less amounts outstanding under letters of credit. The actual amount available is determined by an asset-based formula. During the nine-month period ended November 3, 2001, the Company drew a net $16,317, primarily for the acquisition of new stores and the related inventory and fixturing. During the nine-month period ended October 28, 2000, the Company reduced outstanding borrowings by $1,536. The Company believes the cash flow generated from operating activities together with funds available under the Revolver will be sufficient to fund its investing activities and the debt service of the Credit Agreement.

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

MARKET RISK

The Company's interest expense is affected by changes in short-term interest on the debt outstanding under the Credit Agreement. The Credit Agreement bears interest at rates based on both the LIBOR and prime lending rates (the "Borrowing
Rates").   Assuming: i) the Borrowing Rates vary by 100  basis
points from their current levels at any given fiscal month, and ii) the Company maintains an aggregate outstanding debt balance subject to these rates of $102,122 during the fiscal
month   of   variance,   interest  expense   would   vary   by
approximately $85 for that fiscal month.

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

PART II

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

a.   Exhibits
     None

b.   Reports on Form 8-K
     None

                         SIGNATURES
                         -----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                        PEEBLES INC.

Date:   December 4, 2001        By   /s/    Michael F.Moorman
                                     -------------------------
                                       Michael F. Moorman
                                       President and Chief
                                       Executive Officer
                                      (Principal Executive Officer)

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