Form 10-K
period 2002-02-02
PEEBLES INC
filed 2002-04-09
CIK 804125

SECURITIES AND EXCHANGE COMMISSION
                    WASHINGTON, D.C.  20549
                    -----------------------

                           FORM 10-K

      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                SECURITIES EXCHANGE ACT OF 1934

           FOR THE FISCAL YEAR ENDED FEBRUARY 2, 2002
           ------------------------------------------
            COMMISSION FILE NUMBER     33-27126
                                   ----------------

                          PEEBLES INC.
     (Exact name of registrant as specified in its charter)

      Virginia                                  54-0332635
      ---------                                ------------
(STATE OF INCORPORATION)         (I.R.S. EMPLOYER IDENTIFICATION NO.)


      One Peebles Street
     South Hill, Virginia                         23970-5001
     --------------------                         -----------
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)          (ZIP CODE)

Registrant's telephone number, including area code (434) 447-5200
                                                   --------------

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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     State the aggregate market value of the voting stock held by non-affiliates of the registrant $-0- (determined by including all shares of Peebles common stock owned by persons, (1) who hold less than 10% of the outstanding shares of common stock and (2) are not an executive officer of the registrant. Aggregate value is based upon the estimated fair value of common stock as of February 2, 2002.)

     As of April 1, 2002, 1,000 shares of common stock of Peebles
Inc. were outstanding.

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

                              NONE
                             PART I
ITEM 1.  BUSINESS. GENERAL

      Peebles Inc. ("Peebles" or the "Company") operates 137 specialty department stores offering predominately soft-apparel, fashion merchandise for the entire family and selected decorative home accessories. Founded in 1891, the Company operates primarily in smaller communities in 17 southeastern and mid-Atlantic states. Peebles positions itself as the leading fashion retailer in these communities, which typically do not have a traditional mall-based department store, and locates its stores in the primary shopping destinations in its markets. Peebles offers its customers consistent value by providing a broad assortment of moderately priced national brands supplemented with quality private label merchandise. Peebles' attractive stores and visual presentation, advertising and promotional programs further reinforce its image as the market's fashion leader.

      Peebles is a wholly owned subsidiary of PHC Retail Holding Company ("PHC Retail"). PHC Retail is a closely held company, which has no significant assets other than the shares of Peebles common stock it owns. All store locations operate under the Peebles name.

      The Company's corporate headquarters is located in South Hill, Virginia. The Company operates two distribution centers, one adjacent to the corporate offices, and the other in Knoxville, Tennessee. The Knoxville facility was acquired in June 1998 in connection with the acquisition of Ira A. Watson Co. ("Watson" or "Watson's").

     References to 1997, 1998, 1999, 2000 and 2001 relate to the Company's fiscal years ended January 31, 1998, January 30, 1999, January 29, 2000, February 3, 2001 and February 2, 2002, respectively. Fiscal years include 52 weeks, except fiscal year 2000, which consisted of fifty-three weeks.

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

     OPERATE SMALLER, FLEXIBLE STORES. Peebles operates stores that are significantly smaller than the traditional full-line department store. Peebles' stores range in size from 11,000 to 72,000 square feet and average 28,000 gross square feet, 22,200 of which, on average, is devoted to selling. The Company operates profitably by varying the store size and layout to meet the needs of the individual market. A Peebles store remains as dynamic as the market, with space re-allocations performed regularly to meet changing customer demand.

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

     DEVOTION TO THE SALES FLOOR THROUGH A CENTRALIZED BACK OFFICE. Peebles believes successful operations are directly related to the time devoted to the sales floor. Store management and sales associates spend over 85% of their hours in a selling and customer service capacity. To make this possible, "back office" functions are generally centralized.

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

EXPANSION STRATEGY

      From February 1997 to February 2002, the Company has expanded from 77 stores to 137, by both developing new locations and acquiring existing stores. In addition, the Company has expanded sales capacity by relocating its stores within existing markets and by remodeling and reallocating selling space. The Company anticipates continued expansion as follows:

     DEVELOPING NEW LOCATIONS. The Company plans to open Peebles stores in five new markets in 2002. The new locations are planned in existing states and in contiguous markets where distribution efficiencies can be realized and where the Peebles concept and merchandise mix will correspond to local demographics. The Company explores a wider range of real estate options than retailers relying only on new shopping center development, and Peebles actively considers space vacated by other retailers.

     ACQUIRING EXISTING STORES. The Company is continually evaluating acquisitions of individual stores, groups of stores or entire chains for opportunities to compliment or expand existing markets. In 2001, the Company opened 11 acquired store locations. Although no acquisitions are currently planned for 2002, management believes the economic environment and financial condition of retailers will continue to present acquisition opportunities. Since February 1, 1997, the Company has acquired 40 store locations from other retailers.

     REMODELING AND RELOCATING STORES. The Company strives to ensure its customers experience an updated, pleasant and fashion-oriented shopping environment, planned specifically to meet the needs of the specific market. The Company regularly considers stores for major remodeling/space reallocations, less significant remodeling or fixture upgrades or, less frequently, relocation, all dependent on the market. In 2002, the Company currently plans to relocate one existing store within its the market, and three stores are scheduled for major remodeling/space reallocation.

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

      The Company targets communities having between 10,000 and 25,000 households, although the Company operates profitably in markets with as few as 5,000 households. In addition, the Company enters larger markets and suburban areas with 25,000 to 40,000 households where the customer base and competitive factors exhibit characteristics similar to markets where the Company's operating strategy has proven successful. The Company prefers to locate its stores in strip shopping centers and enclosed malls where other anchors such as a leading grocery, discount and drug retailers will create a destination shopping location. Of the 137 stores currently in operation, 106 are located in strip shopping centers, 21 in enclosed malls and 10 in downtown locations.

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

      In  2001,  a majority of the merchandise sold  by  the
Company  was  nationally  branded merchandise.   Key  brands
featured by the Company include:

Ladies Alfred Dunner, Koret, Etienne Aigner, Liz Claiborne, Kellwood, Halmode Apparel, Studio Direct, Woolrich, Playtex, Vanity Fair, Levi, Item Eyes;

Men's                     Ralph    Lauren,  Haggar,   Bombay
                          Industries,  Levi,    Van  Heusen,
                          Foria International,  Nike,  Izod,
                          Swank, Carhartt Inc.;

Young Men's and Juniors   Levi,    Tommy   Hilfiger   Jeans,
                          Currants   Jeri-Jo,   Union   Bay,
                          Global  Gold, L.E.I/R.S.V.  Sport,
                          Byer    of   California,   Nautica
                          Jeans,   Jones  Apparel,   Wrapper
                          USA;

Children's                Tommy    Hilfiger,  H.H.   Cutler,
                          Levi, Kids  Headquarters,   Gerson
                          &   Gerson, Baby    Togs,   Samara
                          Brothers,  Fishman  &  Tobin, Byer
                          California, William Carter;

Shoes                     Nike, Reebok, Skechers, Nine West,
                          Easy  Spirit,  Keds/Stride   Rite,
                          Brown Shoe, Aerosoles,  Wolverine,
                          Maxwell  Shoe,  Adidas;

Home                      International Silver, Seymour Mann,
                          PEM-America,  Mikasa,   Westpoint-
                          Stevens, New Creative Enterprises,
                          Pacific  Rim,  Baum  Bothers   The
                          Manual  Woodworker,  Aceco Inc.;

Cosmetics                 Estee   Lauder,  Elizabeth  Arden,
                          Clinique,   Liz  Claiborne, Calvin
                          Klein,  Belae Brands, Ralph Lauren
                          Fragrances, Aramis, Fashion  Fair,
                          Markwins   International;

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

      The Company's net advertising expenses in 1999, 2000 and 2001 were 2.7%, 2.2% and 2.0% of net sales, respectively, which the Company believes is lower than traditional department stores due to emphasis on an everyday fair price policy and a less promotional strategy. Net advertising expenses were higher in 1999 due to the significant number of new store locations added in 1998.

PURCHASING AND DISTRIBUTION

      The Company employs 29 buyers and 6 merchandise managers who are responsible for most merchandising decisions including purchasing, pricing, sales promotions, inventory allocations and markdowns. While these decisions are made centrally, the Company endeavors to refine its merchandise assortment to appeal to the customers in each market. Peebles' buying staff has developed specific knowledge with regard to purchasing, inventory and promotions for the Company's smaller sized stores. The merchandising group participates in an incentive plan based on sales, gross margin dollars generated and inventory turnover.

      The Company places special emphasis on maintaining all merchandise in stock, particularly advertised and basic merchandise, to build and maintain credibility with its customers. By monitoring unit sale information by store, buyers are able to quickly determine the styles, colors and sizes of merchandise to be reordered and distributed to individual stores.

      The Company purchases its merchandise from over 1,200 suppliers and is not dependent on any single source of supply. The Company had been a member of an international cooperative buying service (the "Co-Operative"), which the Company used primarily as a resource for its imported private label merchandise. In 1998 and 1999, the Co-Operative was the Company's largest supplier, representing approximately 9% and 7%, respectively, of total purchases. In 2000, the Co-Operative ceased operation in the third fiscal quarter, and, as a result, represented approximately 3% of total purchases. The Company has obtained alternate sources to supply its private label programs. Any disruption to the flow of merchandise as a result of the Co-Operative no longer being available as a resource was not material to the overall purchasing process or the Company's merchandise mix.

      Virtually all merchandise is shipped directly from vendors to the Company's distribution centers. Working with its vendors, the Company actively pursues efficiencies by having merchandise shipped floor ready and packed by store. Otherwise, merchandise is shipped in bulk to the distribution centers where it is inspected, sorted, marked, ticketed and packed by store. The Company does not warehouse merchandise and has a three-day processing goal through the distribution centers. All merchandise is shipped floor ready to each store an average of twice a week on Company-owned trucks.

      The Company's distribution centers feature modern merchandise handling equipment and are located close to major interstates. Using one eight hour shift at each facility, the existing distribution centers can support future growth in existing and contiguous markets up to approximately 200 store locations.

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

      Peebles encourages active participation of all store level management and sales associates in decisions affecting store operations and merchandise mix. Management regularly solicits input and suggestions from its employees who are closest to the customer. In addition to its management information systems, Peebles stays in close contact with store operations through its twelve regional managers. Each store manager reports to a regional manager. Regional managers visit their stores regularly to review merchandise presentation, personnel training and performance, enforcement of the Company's security procedures and adherence to Company operating procedures. Each quarter, corporate merchandising and operations executives meet with the regional managers to share information.

      The Company conducts a management training program, where on-the-job training with seasoned store management and regional managers is coordinated with instruction at the Company's corporate headquarters. The Company stresses promotion from within, and substantially all of the current store managers have been selected in this manner.

     Most stores typically employ several assistant managers and approximately 20 sales associates, a number of whom are part-time. All Peebles' store personnel, including assistant store managers and sales associates, participate in incentive plans. The Company uses periodic productivity reports and personal reviews to inform each employee of his or her performance.

PEEBLES CHARGE CARD

      As a service to its customers, the Company offers credit through the use of its own Peebles Charge card. The Peebles Charge card customer usually resides in the local community immediately surrounding the individual store location and the Company does not require collateral. Peebles administers all aspects of its credit card program in-house. The Company believes Peebles Charge card customers are some of its most active and loyal customers, and these customers represent an important part of its advertising and marketing programs.

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

      In  1999,  2000  and  2001, 27.6%,  27.6%  and  28.9%,
respectively, of net sales were made using the Company's proprietary credit card. As of February 2, 2002, the Company had approximately 596,000 credit card accounts, of which 201,000 were billed that month. The Company collects income in the form of finance charges and late fees, and bears the risk related to uncollectible accounts. In 1999, 2000 and 2001, income from finance charges and late fees totaled $5.9 million, $6.9 million and $7.3 million, respectively. Uncollectible accounts considered bad debts totaled $1.6 million, $2.7 million and $3.2 million, respectively, in 1999, 2000 and 2001.

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

EMPLOYEES

      At February 2, 2002, the Company had 1,559 full-time employees and 2,081 part-time employees. None of the Company's employees is covered by a collective bargaining agreement. The Company considers its relations with its employees to be good.

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

TRADEMARKS

      The Peebles name is registered as a trademark and a servicemark of the Company. Additionally, the Company has registered several merchandise labels as trademarks under which it sells quality merchandise such as Cape Classic(TM), Private Expressions(TM), Meherrin River Outfitters(TM) and Sonoma Bay(TM).


REGULATION

     The Company is subject to federal, state and local laws
and   regulations   affecting   retail   department   stores
generally.   The Company believes that it is in  substantial
compliance with these laws and regulations.

ITEM 2.  PROPERTIES

      All but one of the Company's stores are leased, and most of the leases contain renewal options. In gross square footage, the stores range in size from 11,000 square feet to 72,000 square feet, and average 28,000 square feet. In net selling square footage by state at February 2, 2002, the Company's stores were as follows:

    State      Stores   Net SQ Ft        State     Stores Net SQ Ft
   ------      ------   ---------        -----     -----------------
Virginia           35     773,177     Alabama          6     107,039
Tennessee          14     369,393     New York         4      95,086
North Carolina     14     270,223     Delaware         3      80,611
Kentucky           11     297,083     New Jersey       3      74,722
Ohio               16     250,668     Illinois         2      32,708
Maryland            7     207,904     Indiana          2      25,963
South Carolina      6     149,557     Missouri         1      24,625
Pennsylvania        6     134,933     Mississippi      1      15,781
West Virginia       6     130,580                    ---   ---------
                                        Totals       137   3,040,053
                                                     ===   =========

      Store leases generally provide for a base rent of between $1.00 and $8.00 per square foot per year. Most leases also have formulas requiring the payment of additional rent based on a percentage of net sales above specified levels. In 1999, 2000 and 2001, the Company's aggregate rental payments on operating leases were approximately $15.3 million, $15.4 million and $15.8 million, respectively.

      The Company's owns, subject to deeds of trust and security interests granted in connection with the Company's Credit Agreement: the corporate headquarters and the 150,000 square foot distribution center facility located on 31 acres in South Hill, Virginia; and the 100,000 square foot distribution center in Knoxville, Tennessee. The Company believes these locations provide the Company with adequate undeveloped space to expand the corporate headquarters and/or distribution centers to meet future growth requirements.

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

DIVIDENDS

      The Company's Credit Agreement limits, absent the consent of the lender, the payment of dividends, to the repurchase of PHC Retail common stock, not to exceed $750,000 in any fiscal year. In 2001, the Company paid dividends to PHC Retail of $696,000 for the repurchase of PHC Retail common stock from retiring management shareholders. The Company did not pay any dividends in 1999 and 2000 and does not expect to pay any dividends for the foreseeable future except for the repurchase of PHC Retail common stock




              (This space intentionally left blank)

ITEM 6.   SELECTED FINANCIAL DATA

The following selected historical consolidated financial data for Peebles for the five fiscal years ended February 2, 2002 are derived from the Company's audited consolidated financial statements. The data should be read in conjunction with the consolidated financial statements, related notes and other financial information included on Page F-0 of this annual report on Form 10-K.

(Dollars in thousands except shares and per share amounts and selected other data)

                            Fiscal     Fiscal   Fiscal    Fiscal   Fiscal
                             Year       Year     Year      Year     Year
                             Ended      Ended    Ended     Ended    Ended
                           January    January   January  February  February
                              31,       30,       29,        3,       2,
                             1998      1999      2000      2001     2002
                             ----      ----      ----      ----     ----

INCOME STATEMENT DATA:
Net sales.....             $217,694  $265,215  $300,839  $306,608 $308,317
Cost of sales.              130,820   159,067   178,657   181,681  179,708
                            -------   -------   -------   -------  -------
Gross margin..              86,874    106,148   122,182   124,927  128,609
Selling, general and
  administrative expenses   60,324     76,402    86,139    85,616   85,601
Depreciation and
  amortization..             6,648      8,057     9,926    10,534   11,523
Asset impairment..              --         --     2,182        --       --
Operating income..          19,902     21,689    23,935    28,777   31,485
Other income..                 444          9        --        94       43
Interest expense..           9,609     10,804    11,521    11,133    6,948
                           -------    -------   -------   -------  -------
Income before income taxes  10,737     10,894    12,414    17,738   24,580
Income taxes                 4,687      4,837     5,385     7,627   10,078
                           -------    -------   -------   -------  -------
Net income ...            $  6,050   $  6,057   $ 7,029  $ 10,111 $ 14,502
                           =======    =======   =======   =======  =======
Net income per share      $  6,050   $  6,057   $ 7,029  $ 10,111 $ 14,502
Average common stock and
  common stock equivalents
  outstanding                1,000      1,000     1,000     1.000    1,000


SELECTED OTHER DATA:

Net sales per store
  (000's) (1)..            $ 2,835    $ 2,750   $ 2,705    $2,522   $2,425
Selling sq. ft. per
  store (1)..               24,550     24,305    24,070    23,585   23,339
Net sales per selling
  sq. ft. (1)..               $113       $113      $112      $107     $104
Comparable store net
  sales increase
  (decrease) (1)..             5.3%       0.9%      1.3%       .3%   (3.3%)
Number of stores
  (end of period)..             84        117       121       124     137
Total selling sq. ft.
  (end of period)..      2,022,000  2,803,000 2,880,000 2,913,000 3,040,053

Capital expenditures
  (000's)..                $10,226    $13,394    $9,151    $4,797  $10,260

BALANCE SHEET DATA:         January   January   January  February  February
                              31,        30,       29,       3,       2,
                             1998       1999      2000      2001     2002
                            -----      -----     -----     -----    -----

Working capital..          $63,459    $75,246   $78,495   $70,016  $83,619
Net property and
  Equipment..               38,749     51,949    53,063    50,132   51,003
Total assets..             172,456    208,286   211,060   202,849  216,803
Total debt (2)..            87,299    110,921   106,991    86,304   83,656
Stockholders' equity (3)..  55,473     61,530    68,559    78,670   92,450

SELECTED FINANCIAL DATA FOOTNOTE LEGEND
---------------------------------------
1) Only reflects data for comparable stores. Comparable stores for the current year are those stores which were open for the entire period in the immediately preceding year.
2) Includes the long-term portion of the capital lease obligations and the current portion of long-term debt.
3) Retained earnings, included in stockholders' equity has been accumulated since May 27, 1995.

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

ITEM 9.   CHANGES  IN AND DISAGREEMENTS WITH ACCOUNTANTS  ON
          ACCOUNTING AND FINANCIAL DISCLOSURE

                              NONE
                            PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The Company's executive officers and Directors, their ages, positions and years with the Company as of April 1, 2002, are as follows:
                                                           Years
      Name          Age             Position             with the
                                                         Company
      ----          ---             --------          -------------

Michael F. Moorman   59  Chairman of the Board,               37
                         President and Chief Executive
                         Officer
Ronnie W. Palmore    52  Senior Vice President,               29
                         Merchandising and Assistant
                         Secretary
E. Randolph Lail     46  Senior Vice President,               14
                         Finance, Chief Financial
                         Officer, Secretary and
                         Treasurer
Russell A. Lundy II  39  Senior Vice President, Stores        17
Marvin H. Thomas,Jr. 46  Senior Vice President, Operations    20
William C. DeRusha   52  Director                             10
Malcolm S. McDonald  63  Director                             10
Wellford L.
   Sanders, Jr.      56  Director                              9
Thomas R. Wall, IV   43  Director                              7
Frank T. Nickell     54  Director                              7

      Michael F. Moorman has been Chairman of the Board, Chief Executive Officer, President and a Director of PHC Retail since June 9, 1995. Mr. Moorman has also been Chairman of the Board of the Company since September 1989, Chief Executive Officer of the Company since May 1989 and President of the Company since June 1988. Mr. Moorman has been a Director of the Company since 1977. Mr. Moorman has been employed by the Company in various positions since 1964 including store manager and buyer.

      Ronnie W. Palmore has been Senior Vice President, Merchandising of PHC Retail since June 9, 1995 and of the Company since September 1989 and Assistant Secretary of the Company since 1988. Mr. Palmore has been employed by the Company in various positions since 1973 including store manager.

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

      Russell A. Lundy II has been Senior Vice President, Stores of PHC Retail and the Company since June 1999. Mr. Lundy served as Vice President, Human Resources of PHC Retail from June 9, 1995 until June 1999 and of the Company from June 1990 until June 1999. Mr. Lundy has been employed by the Company in variance positions since 1983 including store manager.

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

      Thomas R. Wall, IV has been a Director of PHC Retail and the Company since June 9, 1995. Mr. Wall has been Managing Director of Kelso & Company since 1990 and prior thereto a General Partner of Kelso since 1989. Mr. Wall is also a director of Citation Corporation, Consolidated Vision Group, Inc., Key Components, Inc.; Mitchell Supreme Fuel Company, Mosler Inc., TransDigm, Inc. and 21st Century Newspapers, Inc.

      Frank T. Nickell has been a Director of PHC Retail and the Company since June 9, 1995. Mr. Nickell has been President and a director of Kelso & Company since March 1989 and Chief Executive Officer since September 1997. He is also a director of Blackrock, Inc., Earle M. Jorgensen Company and The Bear Stearns Companies, Inc.

      Executive officers of Peebles are elected annually and
serve   at   the  discretion  of  the  Board  of  Directors.
Directors serve one-year terms.

DIRECTORS COMPENSATION

      Mr. DeRusha, Mr. McDonald and Mr. Sanders are paid an annual retainer of $20,000, payable quarterly in arrears. No other Director is paid a fee for serving as a Director. All Directors are reimbursed for expenses incurred in attending meetings of the Board of Directors.

AGREEMENTS TO INDEMNIFY

      Peebles has entered into agreements with each of its Directors and officers pursuant to which Peebles has agreed to indemnify such Director or officer from claims, liabilities, damages, expenses, losses, costs, penalties or amounts paid in settlement incurred by such Director or officer and arising out of his capacity as a Director, officer, employee and/or agent of the corporation of which he is a director or officer to the maximum extent provided by applicable law. In addition, such Director or officer shall be entitled to an advance of expenses to the maximum extent authorized or permitted by law to meet the obligations indemnified against. Such agreements also obligate the Company to purchase and maintain insurance for the benefit and on behalf of its Directors and officers insuring against all liabilities that may be incurred by such director or officer, in or arising out of his capacity as a director, officer, employee and/or agent of the Company.

ITEM 11.   EXECUTIVE COMPENSATION

       The   following  tables  set  forth  a   summary   of
compensation paid by the Company to its five highest paid executive officers (the "Named Executives") and during 1999, 2000 and 2001.

                       SUMMARY COMPENSATION TABLE

                                                               LONG-TERM COMPENSATION
                                                                ------------------
                                                                 AWARDS     PAYOUT
                                                                --------    ------
                                 ANNUAL COMPENSATION            NUMBER OF  LONG-TERM
                           ------------------------------------  OPTIONS   INCENTIVE
NAME AND                                              OTHER     WARRANTS     PLAN
PRINCIPAL POSITION         YEAR  SALARY    BONUS   COMPENSATION  GRANTED    PAYOUT
---------------------      ----  ------    -----   ------------  -------    ------
                                 ($)(1) ($)(1),(2)   ($) (3)                 ($)
 MICHAEL F. MOORMAN
 Chairman of the Board,    2001 $432,478 $357,280   $   ---        ---    $ ---
 President and Chief       2000  419,247  287,031       ---        ---      ---
 Executive Officer         1999  382,689  422,428       ---        ---      ---

 RONNIE W. PALMORE
 Senior Vice President,    2001 $253,990 $ 78,516   $   ---        ---    $ ---
 Merchandising and         2000  245,124   65,858       ---        ---      ---
 Assistant Secretary       1999  212,478   94,734       ---        ---      ---

 E. RANDOLPH LAIL          2001 $209,199 $ 81,456   $53,074        ---    $ ---
 Senior Vice President,    2000  201,151   55,987    58,988        ---      ---
 Finance CFO, Secretary
 and Treasurer             1999  175,182   87,791     1,244        ---      ---

 RUSSELL A. LUNDY, II      2001 $162,260 $ 49,203   $24,870        ---    $ ---
 Senior  Vice President,   2000  154,691   42,398    26,905        ---      ---
 Stores                    1999  121,666   51,570     6,929        ---      ---

 MARVIN H. THOMAS, JR.     2001 $166,823 $ 66,331   $33,936        ---    $ ---
 Senior Vice President,    2000  155,903   56,467    37,718        ---      ---
 Operations                1999  129,847   63,291     1,009        ---      ---


  (1) Salary and bonus amounts for 1999, 2000 and 2001 include tax-deferred contributions of compensation to the Peebles Inc. 401-K
     Profit Sharing Plan. Also included in salary amounts for 1999, 2000 and 2001, and the bonus amounts for 1999, 2000 and 2001, are the matching contributions made by the Company on behalf of the Named Executives to the Peebles Inc. 401-K Profit Sharing Plan.
(2) Bonus amounts for each of the Named Executives include the accrued bonus earned under the Company's annual incentive plans for the years shown.
(3) The amounts shown reflect the current value of the benefit to Mr. Lail, Mr. Lundy and Mr. Thomas, respectively, of the portion of the premiums paid by the Company with respect to a split dollar insurance arrangement. The benefit was determined for each year by calculating the time value of money (including the applicable long term federal funds rate) of the premium paid by the Company in the years shown ($78,538 for Mr. Lail; $31,286 for Mr. Lundy and $50,218 for Mr. Thomas per year)

      OPTION GRANT TABLE. There were no options granted by the Company to the Named Executives during 2001.

      OPTION  EXERCISE  TABLE.  The following  table  sets  forth information concerning the exercise of stock options during  2001 by each of the Named Executives and the year-end value of unexercised options.

                    OPTIONS EXERCISED IN 2001
                    -------------------------
                                                                Value of
                                             Number of       Unexercised in
                                             Unexercised    Money Options at
                       Shares               Options at Year    Year End
 Name and             Acquired      Value   End Exercisable/  Exercisable/
 Principal Position on Exercised   Realized Unexercisable(2) Unexercisable
 ------------------ ------------   -------- ---------------- --------------

 MICHAEL F. MOORMAN       0           $0          0               $0
 Chairman  of  the
 Board, President
 And Chief Executive Officer

 RONNIE W. PALMORE        0           $0          0               $0
 Senior Vice President,
 Merchandising, Assistant
 Secretary

 E. RANDOLPH LAIL         0           $0          0               $0
 Senior Vice President,
 Finance, Chief Financial
 Officer, Secretary and
 Treasurer

 RUSSELL A. LUNDY, II     0           $0          0               $0
 Senior Vice President,
 Stores

 MARVIN H. THOMAS, JR.    0           $0          0               $0
 Senior Vice President,
 Operations

 --------------------------------

(1) There were  no  stock  options  exercised by  the Named
       Executives in 2001.
(2) There were no unexercised options at year-end.

      As of the fiscal year ended February 2, 2002, there were no projected long-term incentive payouts.

PENSION PLAN

      Prior to 1998, the Company sponsored a Pension Plan (subsequently known as Plan I) that covered substantially all employees. In 1997, the Board of Directors approved the adoption of The Employees Retirement Plan II of Peebles Inc. ("Plan II") effective February 1, 1998. The Plan I benefits of certain participants were frozen and spun-off to Plan II and no further benefits would accrue under Plan II. Further, Plan I and Plan II were closed to new participants at February 1, 1998. Plan II was terminated and all Plan II participant benefits were disbursed by January 30, 1999.

      Mr.  Moorman, Mr. Palmore, Mr. Lail, Mr. Lundy II  and
Mr. Thomas have no accrued benefits under Plan I but each received a distribution from the terminated Plan II in January 1998.

      The Company maintains a supplemental benefits program designed to provide certain key executives retirement benefits. The Executive Employee Supplemental Retirement Plan (the "SERP"), maintained for certain designated executives, includes Mr. Moorman and Mr. Palmore. The SERP is a non-qualified retirement plan that provides each participant with retirement income based on 60% of the participant's earnings during the five consecutive calendar years which produce the highest average reduced by the sum of the benefits payable to the participant under the Plan I, Plan II, the Executive Employee Benefit Restoration Plan (the "Restoration Plan") and Social Security. Benefits under the SERP are fully vested upon the earliest of the participant's completion of five years of service with the Company, the participant's permanent disability or the date on which there is a change of control of the Company. The Restoration Plan is a non-qualified plan designed to provide supplemental benefits to certain employees, including Mr. Moorman, whose accrued benefits under Plan I were transferred to and distributed from Plan II. The benefit under the Restoration Plan is payable in a single lump sum. A participant's benefits are forfeited under the SERP and Restoration Plan if his employment is terminated for cause.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

      The Company has a Compensation Committee of the Board of Directors. For 2001, the Board of Directors established compensation for the Company's officers for such year. Michael F. Moorman, the sole officer or employee of the Company who is also a member of the Board of Directors, made recommendations to the Board of Directors concerning executive compensation but did not otherwise participate in or vote upon the executive compensation decisions made by the Board of Directors for such year. Mr. Moorman is not a member of the Compensation Committee. No interlocking relationship currently exists between any member of the Compensation Committee and any member of any other company's board of directors or compensation committee, nor did any such interlocking relationship exist during 2001.

CERTAIN RELATIONSHIPS

     Frank T. Nickell and Thomas R. Wall, IV, members of the Board of Directors of the Company, are affiliated with Kelso & Company, which rendered management services to the Company during 2001 and affiliates of which own substantially all the common stock of PHC Retail. From time to time Kelso & Company has provided financial advice to the Company for which the Company has reimbursed certain of Kelso & Company's expenses.

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

      The Company's officers are parties to employment agreements with PHC Retail that among other things contain certain change of control provisions.

ITEM  12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT.

      All of the outstanding common stock of the Company is owned by PHC Retail. The following table sets forth certain information regarding the beneficial ownership of Common Stock of PHC Retail, as of April 1, 2002, by (a) each person known by the Company to be the beneficial owner of more than 5% of the outstanding shares of Common Stock, (b) each of the Company's Directors and Named Executives who owns shares of Common Stock and (c) all Directors and Named Executives of the Company as a group. Unless otherwise noted in the footnotes to the table, the persons named in the table have sole voting and investing power with respect to all shares of Common Stock indicated as being beneficially owned by them.




CAPITAL STOCK OF PHC RETAIL        SHARES OF              SHARES OF
                                VOTING COMMON  PERCENT    NONVOTING  PERCENT OF
  NAME OF BENEFICIAL OWNER (1)      STOCK     OF CLASS   COMMON STOCK   CLASS
 ----------------------------       -----     --------   ------------   -----

Kelso Investment Associates
  V,L.P.(2)(3)                    1,803,693(3)  90.04         0           0
Kelso  Equity  Partners  V,
  L.P. (2),(3)                       67,973      3.39         0           0
Michael F. Moorman (6)               52,500      2.62         0           0
Ronnie W. Palmore (6)                14,968         *         0           0
E. Randolph Lail (6)                  7,800         *         0           0
Russell A. Lundy II (6)               4,456         *         0           0
Marvin H. Thomas, Jr. (6)             6,015         *         0           0
William C. DeRusha                        0         0     2,000        8.17
Malcolm S. McDonald                       0         0     2,000        8.17
Wellford L. Sanders, Jr.                  0         0     2,500       10.22
Joseph S. Schuchert (2),(3)       1,871,666(3)  93.44         0           0
Frank T. Nickell (2),(3)          1,873,514(4)  93.53         0           0
George E. Matelich (2),(3)        1,871,666(3)  93.44         0           0
Thomas R. Wall, IV (2),(3)        1,872,000(5)  93.45         0           0
Michael B. Goldberg (2),(3)       1,871,666(3)  93.44         0           0
David I. Wahrhaftig (2),(3)       1,871,993(3)  93.45         0           0
Frank K. Bynum, Jr. (2),(3)       1,871,666(3)  93.44         0           0
Philip E. Berney (2),(3)          1,871,666(3)  93.44         0           0
All Directors and Named Executives
  as a group (10 persons) (6)     1,959,587     97.83     6,500       26.56
      * Less than 1 Percent

 (1) The information as to beneficial ownership is based on statements furnished to the Company by the beneficial
     owners.   As used in this table, "beneficial ownership"
     means  the sole or shared power to vote, or direct  the
     voting  of a security, or the sole or shared investment
     power  with respect to a security (i.e., the  power  to
     dispose  of , or direct the disposition of).  A  person
     is   deemed   as  of  any  date  to  have   "beneficial
     ownership"  of  any security that such person  has  the
     right  to acquire within 60 days after such date.   For
     purposes  of  computing the percentage  of  outstanding
     shares  held  by each person named above, any  security
     that  such  person has the right to acquire  within  60
     days of the date of calculation is deemed to be outstanding but is not deemed to be outstanding for purposes of computing the percentage of any other person.
(2)  The business address for such person(s) is C/O Kelso  &
     Company,  320  Park Avenue, 24th Floor, New  York,  New
     York 10022.
(3) Messrs. Schuchert, Nickell, Matelich, Wall, Goldberg, Wahrhaftig, Bynum and Berney may be deemed to share beneficial ownership of shares of PHC Common Stock owned of record by Kelso Investment Associates V, L.P. ("KIA V") and Kelso Equity Partners V, L.P. ("KEP V"), by virtue of their status as general partners of such partnerships. Messrs. Schuchert, Nickell, Matelich, Wall, Goldberg, Wahrhaftig, Bynum and Berney share investment and voting power with respect to securities owned by other Kelso affiliates. Messrs. Schuchert, Nickell, Matelich, Wall, Goldberg, Wahrhaftig, Bynum and Berney disclaim beneficial ownership of the shares of PHC Common Stock owned of record by KIA V and KEP V and the securities owned by other Kelso affiliates.
(4) Includes 1,848 shares of PHC Common Stock held by trusts of which Mr. Nickell is trustee, as to which shares Mr. Nickell disclaims beneficial ownership.
(5) Includes 334 shares of PHC Common Stock held by trusts of which Mr. Wall is trustee, as to which shares Mr. Wall disclaims beneficial ownership.
(6) Includes unexercised vested stock options for the purchase of PHC Common Stock in the amount of 17,500, 5,500, 4,500, 2,850, and 2,874 for Messrs. Moorman, Palmore, Lail, Lundy, II and Thomas, respectively.

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

               2.   Financial statement schedules.
                    ------------------------------

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

               3.   Exhibits.
                    ---------

                      The exhibits listed on the accompanying
                    index to exhibits are filed as part of this annual report on Form 10-K.

          (b)  Reports on Form 8-K.
               --------------------

                      NONE

          (c)  Exhibits.
               ---------

    2.1***     Form of Agreement and Plan of Merger
               dated April 3, 1995 among PHC Retail Holding
               Company, Peebles Acquisition Corp. and Peebles
               Inc., exclusive of exhibits and schedules.  The
               Registrant hereby undertakes to furnish to the
               Commission supplementally upon request a copy of
               any omitted exhibit or schedule.
    3.1+       Form of Amended and Restated Articles of
               Incorporation of Peebles Inc.
    3.2+       Form of Amended and Restated Bylaws of Peebles
               Inc.
    3.3***     Amendment to Amended and Restated Articles of
               Incorporation dated May 3, 1993
    3.4*+      Amendment to Amended and Restated Bylaws of
               Peebles Inc. dated June 9, 1995.
    3.5*+      Amendment to Amended and Restated
               Articles of Incorporation dated June 9, 1995
    10.1**+    Amended and Restated Credit Agreement,
               dated as of June 29, 1998 by and among Peebles
               Inc., Fleet Bank, N.A., as agent, and the
               financial institutions as parties thereto,
               exclusive of exhibits and schedules.  The
               Registrant hereby undertakes to furnish the
               Commission supplementally upon request a copy of
               any omitted exhibit or schedule.
    10.2       First Amendment and Consent to Amended
               and Restated Credit Agreement dated October 31,
               2001 (filed herewith).
    10.11*+    Form of Indemnification, Guarantee and
               Contribution Agreement dated as of August 23, 1995
               among PHC Retail Holding Company, Peebles Inc. and
               each of the directors and officers of Peebles Inc.
    21         Subsidiaries of the Registrant.

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

                                PEEBLES INC.
     ---------------------------------------
                               (Registrant)

     By    /s/  Michael F. Moorman               Date:  April 5, 2002
           -------------------------------
           Michael F. Moorman, President
           and Chief Executive Officer
          (Principal Executive Officer)

     By    /s/  E. Randolph Lail                 Date:  April 5, 2002
           -------------------------------
           E. Randolph Lail, Senior Vice President
           Finance, CFO, (Principal Financial
           and Accounting Officer)

          Pursuant to the requirements of the Securities Exchange
     Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

     By    /s/ Wellford L. Sanders, Jr.          Date:  April 5, 2002
           -------------------------------
          Wellford L. Sanders, Jr., Director

     By    /s/ William C. DeRusha                Date:  April 5, 2002
           -------------------------------
           William C. DeRusha, Director

     By    /s/ Malcolm S. McDonald               Date:  April 5, 2002
           -------------------------------
           Malcolm S. McDonald, Director

     By    /s/ Frank T. Nickell                  Date:  April 5, 2002
           -------------------------------
           Frank T. Nickell, Director

     By    /s/ Thomas R. Wall                   Date:   April 5, 2002
           -------------------------------
           Thomas R. Wall, IV, Director

     SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED
     PURSUANT TO SECTION 15(d) OF THE ACT BY REGISTRANTS WHICH
     HAVE NOT REGISTERED SECURITIES PURSUANT TO SECTION 12 OF THE
     ACT.

                                                Exhibit 21
                   Subsidiaries of Registrant

Name of Subsidiary          Jurisdiction in which organized
-------------------         -------------------------------

Ira A. Watson, Co.                    Delaware

AUDITED CONSOLIDATED FINANCIAL STATEMENTS

PEEBLES INC.

FEBRUARY 2, 2002



Report of Independent Auditors                                 F-1

Consolidated Balance Sheets                                    F-2

Consolidated Statements of Income                              F-3

Consolidated Statements of Changes in Stockholders' Equity     F-4

Consolidated Statements of Cash Flow                           F-5

Notes to Consolidated Financial Statements                     F-6

Management's Discussion and Analysis of Financial
Condition and Results of Operations                           F-15

REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS


Board of Directors
Peebles Inc.


We have audited the accompanying consolidated balance sheets of Peebles Inc. and subsidiaries as of February 2, 2002 and February 3, 2001, and the related consolidated statements of income and cash flows for each of the three fiscal years in the period ended February 2, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Peebles Inc. and subsidiaries at February 2, 2002 and February 3, 2001, and the consolidated results of their operations and their cash flows for each of the three fiscal years in the period ended February 2, 2002 in conformity with accounting principles generally accepted in the United States.



                                    /s/  Ernst & Young LLP
                                   -----------------------


Richmond, Virginia
March 8, 2002

CONSOLIDATED BALANCE SHEETS
PEEBLES INC.
(in thousands, except shares and per share amounts)

                                            FEBRUARY 2,  FEBRUARY 3,
                                               2002         2001
                                               ----         ----
ASSETS
CURRENT ASSETS
 Cash                                       $  1,773     $  1,686
 Accounts receivable, net                     41,661       37,340
 Merchandise inventories                      79,061       70,580
 Prepaid expenses                              1,701        1,746
 Other                                           361          147
                                            --------     --------
                   TOTAL CURRENT ASSETS      124,557      111,499

PROPERTY AND EQUIPMENT
Fixtures and equipment                        79,346       78,245
Land and building                             13,863       14,453
Leasehold improvements                         1,548        1,669
                                            --------     --------
                                              94,757       94,367
Accumulated depreciation and amortization     43,754       44,235
                                            --------     --------
                                              51,003       50,132

OTHER ASSETS
 Excess of cost over net assets acquired,
  Net                                         35,223       37,140
 Deferred financing costs, net                   472        1,018
 Beneficial leaseholds, net                    2,521          422
 Sundry                                        3,027        2,638
                                            --------     --------
                                              41,243       41,218
                                            --------     --------
                                            $216,803     $202,849
                                            ========     ========
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
 Accounts payable                           $ 16,915     $ 15,162
 Accrued compensation and other expenses       7,851        7,226
 Deferred income taxes                         1,346        1,711
 Current maturities of long-term debt         10,061       13,471
 Other                                         4,765        3,913
                                            --------     --------
               TOTAL CURRENT LIABILITIES      40,938       41,483
LONG-TERM DEBT                                73,225       72,334
LONG-TERM CAPITAL LEASE OBLIGATIONS              370          499
DEFERRED INCOME TAXES                          9,820        9,863
STOCKHOLDERS' EQUITY
Preferred stock-no par value, authorized
  1,000,000 shares, none issued or
  outstanding                                    --            --
Common stock--par value $.10 per share,
  authorized 5,000,000 shares, 1,000
  issued and outstanding                          1             1
Additional capital                           59,490        59,307
Accumulated other comprehensive income
  (loss)                                       (209)           --
Retained earnings: accumulated from
  May 27, 1995                               33,168        19,362
                                           --------      --------
                                             92,450        78,670
                                           --------      --------

                                           $216,803      $202,849
                                           ========      ========

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME
PEEBLES INC.
(in thousands, except shares and per share amounts)


                                       Fiscal Years Ended
                                 -------------------------------
                                 FEBRUARY    FEBRUARY    JANUARY
                                    2,          3,          29,
                                  2002         2001        2000
                                ---------    ---------  ---------

NET SALES                       $ 308,317    $ 306,608  $ 300,839

COSTS AND EXPENSES
  Cost of sales                   179,708      181,681    178,657
  Selling, general and
   administrative expenses         85,601       85,616     86,139
  Depreciation and amortization    11,523       10,534      9,926
  Asset impairment                     --           --      2,182
                                ---------    ---------  ---------
    OPERATING INCOME               31,485       28,777     23,935

OTHER INCOME                           43           94         --

INTEREST EXPENSE                    6,948       11,133     11,521
                                ---------    ---------  ---------

    INCOME BEFORE
      INCOME TAXES (BENEFIT)       24,580       17,738     12,414

INCOME TAXES (BENEFIT)
  Current                          10,359        7,075      3,786
  Deferred                           (281)         552      1,599
                                ---------    ---------  ---------
                                   10,078        7,627      5,385
                                ---------    ---------  ---------

NET INCOME                      $  14,502    $  10,111  $   7,029
                                =========    =========  =========

NET INCOME PER SHARE            $  14,502    $  10,111  $   7,029
                                =========    =========  =========

Weighted average common stock
  outstanding                       1,000        1,000      1,000
                                =========    =========  =========

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
PEEBLES INC.
(dollars in thousands, except per share amounts)

                                                      ACCUMULATED
                             COMMON STOCK                OTHER
                           ----------------          COMPREHENSIVE
                                     PAR    ADDITIONAL  INCOME   RETAINED
                            SHARES   VALUE    CAPITAL   (LOSS)   EARNINGS
                           -------- -------   -------    ------   --------


BALANCE JANUARY 30, 1999     1,000    $  1  $59,307     $  --    $ 2,222

Net income                      --      --      --         --      7,029
                             -----   -----   ------     -----    -------

BALANCE JANUARY 29, 2000     1,000    $  1  $59,307     $  --    $ 9,251

Net income                      --      --      --         --     10,111
                             -----   -----   ------     -----    -------

BALANCE FEBRUARY 3, 2001     1,000    $  1  $59,307     $  --    $19,362

Dividend to PHC Retail for
  Share Repurchase              --      --       --        --      (696)
Exercise of PHC Retail
  stock options                 --      --      183        --        --
Unrealized loss on Interest
  Rate Swap                     --      --       --      (209)       --
Net income                      --      --       --        --    14,502
                             -----   -----   ------     -----   -------

BALANCE FEBRUARY 2, 2002     1,000   $   1  $59,490   $  (209)  $33,168
                             =====   =====   ======    ======   =======

See notes to condensed consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
PEEBLES INC.
(in thousands)
                                                  FISCAL YEARS ENDED
                                           ---------------------------------
                                            FEBRUARY    FEBRUARY    JANUARY
                                                2,          3,        29,
                                              2002         2001      2000
                                             -----        -----      -----
OPERATING ACTIVITIES
Net income                                 $ 14,502    $ 10,111   $  7,029
Adjustments to reconcile net income to
  net cash provided by operating activities:
  Depreciation                                8,592       7,758      7,305
  Amortization                                3,477       3,747      4,015
  Deferred income taxes                        (281)        552      1,599
  Provision for doubtful accounts             3,568       3,320      1,663
  LIFO/market reserve adjustment               (222)       (769)      (371)
  Asset impairment                               --          --      2,182
  Changes in operating assets and liabilities:
   Accounts receivable                       (7,889)     (2,711)    (6,217)
   Merchandise inventories                   (8,259)        370      1,923
   Accounts payable                           1,753       1,524     (4,721)
   Other assets and liabilities                 792       2,180       (546)
                                            -------     -------    -------
NET CASH PROVIDED BY
  OPERATING ACTIVITIES                       16,033      26,082     13,861

INVESTING ACTIVITIES
  Purchase of property and equipment        (10,260)     (4,797)    (9,151)
  Acquisition of New Store Locations         (2,375)         --         --
  Other                                         (96)        (35)      (217)
                                            -------     -------    -------

NET CASH USED IN INVESTING ACTIVITIES       (12,731)     (4,832)    (9,368)

FINANCING ACTIVITIES
  Proceeds from revolving line of credit
   and long-term debt                       494,457     429,643    420,528
  Reduction in revolving line of credit
   and long-term debt                      (496,976)   (450,215)  (424,077)
  Dividend to PHC Retail                       (696)         --         --
                                            -------     -------    -------


NET CASH USED IN FINANCING ACTIVITIES        (3,215)    (20,572)    (3,549)
                                            -------     -------    -------

INCREASE IN CASH AND CASH
EQUIVALENTS                                      87         678        944

Cash beginning of period                   $  1,686       1,008         64
                                            -------     -------    -------

CASH END OF PERIOD                         $  1,773    $  1,686   $  1,008
                                            =======     =======    =======
See notes to consolidated financial
statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
PEEBLES INC.
February 2, 2002

(in thousands, except shares and per share amounts)

NOTE A-SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

NATURE OF OPERATIONS: Peebles Inc. ("Peebles" or the "Company") operates retail department stores offering predominately fashion merchandise for the entire family and selected home accessories. At February 2, 2002, the Company was operating 137 stores located primarily in small and medium sized communities which typically do not have a mall-based department store. The stores serve communities in 17 states, located primarily in the Southeast and Mid-Atlantic.

ORGANIZATION  AND  BASIS  OF  FINANCIAL  STATEMENT  PRESENTATION:
Consolidation: Peebles Inc. is a wholly owned subsidiary of PHC Retail Holding Company ("PHC Retail"). PHC Retail, a closely held company, has no significant assets other than the entire equity interest of Peebles Inc. common stock, $.10 par value (the "Common Stock"). The consolidated financial statements include the accounts of Peebles Inc. and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated.

FISCAL YEAR: The Company's fiscal year ends on the Saturday nearest January 31. Fiscal years 2001, 2000 and 1999 ended on February 2, 2002, February 3, 2001 and January 29, 2000, respectively. Results of operations consisted of fifty-two weeks in 2001 and 1999, and fifty-three weeks in 2000. References to years relate to fiscal years rather than calendar years. Certain amounts in the 2000 and 1999 consolidated financial statements have been reclassified to conform to the 2001 presentation.

USE OF ESTIMATES: The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

CASH  AND CASH EQUIVALENTS:  Peebles considers all highly  liquid investments maturing within three months of purchase to  be  cash equivalents.  There were no cash equivalents at February 2,  2002 or February 3, 2001.

FAIR VALUE OF FINANCIAL INSTRUMENTS: The carrying amounts of accounts receivables and accounts payable approximate fair value due to their short maturities. The carrying amount of long-term debt approximates fair value as the stated interest rates approximate market rates. The carrying amount of cash flow hedges approximate fair value, based upon quoted market prices.

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

LONG-LIVED ASSETS: The Company periodically reviews the carrying value of long-lived assets to determine if impairment has occurred. The primary indicators of impairment are, but not limited to, significant changes in competition or demographics, recent historical operating profitability and projected profitability. In general, the carrying value of long-lived assets is considered recoverable if it is less than the related future projected undiscounted cash flows. If the carrying value were found to be greater, the carrying value would be reduced to fair value. Projections included in this review are based on management's best estimates of future performance.

PEEBLES INC.

EXCESS OF COST OVER NET ASSETS ACQUIRED: Through February 2,2002, the excess of cost over net assets acquired ("Goodwill")
was being amortized on a straight-line basis over a twenty-five year period. Goodwill amortization expense for 2001, 2000 and
1999  was  $1,917, $1,960 and $1,917, respectively.   Accumulated
amortization was $12,734 and $10,817 at February 2, 2002 and February 3, 2001 respectively.

DEFERRED FINANCING COSTS: Deferred financing costs are amortized by the interest method over a period consistent with the related financing. Amortization expense of $546, $877 and $1,394, is included in interest expense for 2001, 2000 and 1999, respectively. Accumulated amortization at February 2, 2002 and February 3, 2001 was $6,388 and $5,842, respectively.

REVENUE: Retail sales are of merchandise. "Net Sales" as shown are net of actual returns for the period and exclude all taxes. Revenue from in-store services and finance charges on credit balances are recorded as a reduction to selling, general and administrative expenses.

ADVERTISING  COSTS:   Advertising  costs,  charged  to   selling,
general and administrative expenses as incurred, were $6,174, $6,707 and $8,015 for 2001, 2000 and 1999, respectively.

INCOME TAXES: The Company provides for deferred income taxes under the liability method. Under the liability method, deferred taxes are determined based on the differences between the financial statement and tax bases of assets and liabilities using enacted tax rates is effect in the years the differences are expected to reverse.

NET INCOME PER SHARE: Net income per share is based on the weighted-average number of shares outstanding.

STORE OPENING COSTS: Store opening costs are charged to selling, general and administrative expenses as incurred.

DERIVATIVE FINANCIAL INSTRUMENTS: The Company adopted the provisions of Statement of Financial Accounting Standards
("SFAS") No. 133, "Accounting for Derivative Financial Instruments and Hedging Activities", as amended by SFAS No. 138, effective February 4, 2001. For derivative financial instruments qualifying as a cash flow hedge, changes in the fair value of the effective portion of the derivative instrument are recognized in Other Comprehensive Income ("OCI"). The Company enters into interest rate swap agreements to manage exposure to interest rate fluctuations.

ACCOUNTING PRONOUNCEMENTS: In June 2001, the Financial Accounting Standards Board issued Statement No. 142, "Goodwill and Other Intangible Assets" ("SFAS No. 142"). Under the provisions of SFAS No. 142, goodwill and certain other indefinite-lived intangible assets will cease to be amortized, and instead, will be tested for impairment on at least an annual basis or at any time certain indicators of impairment arise. The Company is in the process of performing the procedures required under SFAS No. 142 for adoption in the first fiscal quarter of 2002. The Company currently expects the only impact on the consolidated financial statements of adopting SFAS No. 142 to be a decrease in fiscal 2002 amortization expense of $1,917, representing the scheduled amortization of Goodwill.

NOTE B-ACCOUNTS RECEIVABLE

Accounts receivable are shown net of $2,800 and $2,400, representing the allowance for uncollectible accounts at February 2, 2002 and February 3, 2001, respectively. The provision for doubtful accounts was $3,568, $3,320 and $1,663 for 2001, 2000 and 1999, respectively. Finance charges and late fees on credit sales, included as a reduction of selling, general and administrative expenses, were $7,306, $6,895 and $5,862 for 2001, 2000 and 1999, respectively.

PEEBLES INC.

As a service to its customers, the Company offers credit through the use of its own charge card and certain major credit cards. The Peebles' customer usually resides in the local community immediately surrounding the store location. Peebles stores serve these local customers in 17 states. The Company does not require collateral from its customers.

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

Merchandise inventories consisted of the following:

                                      February 2,     February 3,
                                         2002            2001
                                     -------------   ------------
 Merchandise inventories at FIFO cost  $ 71,625        $ 63,366
 Fair Value Adjustment                    7,436           7,436
 LIFO/Market Reserve                         --            (222)
                                        -------         -------
 Merchandise inventories at lower
  of cost or market                    $ 79,061        $ 70,580
                                       ========        ========

NOTE D-LONG-TERM DEBT

Long-term debt consisted of the following:

                                  February 2, 2002     February 3, 2001
                                  ----------------     ----------------
   Senior Revolving Facility       $   35,500           $   26,145
   Senior Term Note A                   2,002                5,988
   Senior Term Note B                  43,987               53,372
   Swingline Facility                   1,597                   --
   Other                                  200                  300
                                    ---------            ---------
                                       83,286               85,805
   Less current maturities:
     Scheduled principal payments       2,367                3,700
     Excess Cash Flow Prepayment
      Amount                            7,694                9,771
                                    ---------            ---------
    Total current maturities           10,061               13,471
                                    ---------            ---------

   Long-term debt                   $  73,225            $  72,334
                                    =========            =========

The Company has a credit facility (the "Credit Agreement"), which provides a Senior Term Facility, a Senior Revolving Facility, and a Swingline Facility. The Credit Agreement is secured by a first priority security interest in substantially all the personal and real property of Peebles.

The Senior Term Facility includes two notes, Senior Term Note A and Senior Term Note B. Senior Term Note A and Senior Term Note B accrue interest quarterly in arrears at a LIBOR based rate which is expected to vary 25 to 50 basis points, dependent primarily on the Company's operating performance in relation to outstanding debt at the end of each fiscal quarter. Senior Term Note A and Senior Term Note B currently bear interest at LIBOR plus 2.00% and LIBOR plus 2.50%, respectively. Scheduled principal payments are payable quarterly in arrears.

PEEBLES INC.

The Credit Agreement requires that 75% of annual excess cash flow, as defined by the Credit Agreement, is used to reduce borrowings under the Senior Term Facility as an excess cash flow ("ECF") prepayment amount. The ECF prepayment amount, payable at the end of the first fiscal quarter of the subsequent fiscal year, was $7,694 and $9,771 for 2001 and 2000, respectively. The ECF prepayments are funded through the Revolver and reduce Senior Term Note A and Senior Term Note B ratably. Senior Term Note A will be retired October 31, 2002. Senior Term Note B is scheduled to mature April 30, 2004.

The total amount available under the Senior Revolving Facility (the "Revolver") and the Swingline Facility is determined by a defined asset based formula with maximum borrowings limited to $75,000, less outstanding amounts under letters of credit. At February 2, 2002, the total amount available to borrow was $73,150, of which $37,097 was in use. The Revolver matures on April 30, 2003 and has no specific paydown provisions. The Company pays a fee of 1/2 of 1% per annum on any unused portion of the Revolver. The Revolver currently bears interest at LIBOR plus 2.00%.

In November 2001, the Company entered into two interest rate swap agreements (together, the "Swap Agreements") with notional amounts of $10,000 and $40,000, respectively, and expiration dates of November 20, 2002 and 2003, respectively. The Swap Agreements meet the definition of a cash flow hedge under the provisions of SFAS No. 133. In 2001, interest expense was increased by $148, representing the difference between the Swap Agreements fixed rates and the floating rate, the 30-day LIBOR rate. At February 2, 2002, the Company recorded a $336 current liability and a $209 unrealized loss, net of $127 income tax benefit, in OCI based on the estimated fair value of the Swap Agreements at that date.

Loans under the Swingline Facility are drawn and repaid daily based on the operating activity of the Company. Aggregate amounts outstanding under the Swingline Facility cannot exceed $5 million. Excess borrowings or funding outside these amounts revert to the Revolver. The Swingline Facility currently bears interest at prime plus .75% and has no LIBOR conversion option.

The Company had commitments under letters of credit of $1,850 and $1,719 at February 2, 2002 and February 3, 2001, respectively.
The letters of credit, issued by a bank, are primarily to secure international shipments of merchandise.

Restrictive debt covenants of the Credit Agreement limit the payment of cash dividends. Cash dividends may only be paid from the Company to PHC Retail to repurchase PHC Retail common stock and are limited to $750 in any fiscal year. In 2001, $696 of PHC Retail common stock was repurchased from retiring management stockholders.

The Company made cash interest payments of $6,653, $10,266 and $9,952 for 2001, 2000 and 1999, respectively.

Aggregate scheduled principal payments, exclusive of any ECF prepayments, on the long-term debt are as follows: 2002 --
$2,367; 2003 -- $37,797; 2004 -- $35,428; 2005 and thereafter --
$0.

NOTE E-ACQUISITION OF NEW STORE LOCATIONS

In 2001, the Company acquired eleven store locations in an auction. The leases related to these store locations were below fair market value, and the entire purchase price of $2,375 has been capitalized as beneficial leaseholds. Beneficial leaseholds are amortized on a straight-line basis over approximately 12 years, the estimated composite useful lives of the related leases.

PEEBLES INC.


NOTE F-LEASES

The Company leases substantially all of its store locations under capital and operating leases with initial terms ranging from 1 to 25 years and renewal options of 1 to 10 years expiring at various dates through 2052. Total rental expense under operating leases was as follows:
                     2001         2000      1999
                     ----         ----      ----
   Minimum         $15,580      $15,088   $14,924
   Contingent          243          273       392
                   -------      -------   -------
                   $15,823      $15,361   $15,316
                   =======      =======   =======

Contingent rentals are based upon a percentage of annual sales in excess of specified amounts.

Future minimum lease payments under capital leases and
noncancellable operating leases at February 2, 2002 were as
follows:
                                             Capital       Operating
   Fiscal Year                               Leases         Leases
  ------------                              ----------   ------------
   2002                                       $  180      $ 13,504
   2003                                          180        12,030
   2004                                          181        10,645
   2005                                           60         9,368
   2006                                            0         8,011
   Thereafter                                      0        40,545
                                              ------       -------
   Total minimum lease payments                  601       $94,103
                                                           =======
   Less:  amounts representing interest         (102)
                                              ------
   Present value of net minimum lease
   payments, including current maturities of
   $129, with an interest rate of 12.0%       $  499
                                              ======


NOTE G-ASSET IMPAIRMENT

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

PEEBLES INC.

The following information relative to the above plans is
disclosed in accordance with the requirements of SFAS No. 132,
"Employers' Disclosures about Pensions and Other Postretirement
Benefits".
                                        2001        2000
                                      --------    --------

   CHANGE IN BENEFIT OBLIGATION:
     Benefit obligation at beginning
      of year                         $  7,568   $  6,336
     Service cost                          226        204
     Interest cost                         534        484
     Actuarial (gain) loss                (403)     1,066
     Benefit payments                   (1,274)      (522)
                                       -------    -------
   Benefit obligation at end of year  $  6,651   $  7,568
                                       =======    =======

   CHANGE IN PLAN ASSETS:
     Fair value of plan assets at
      beginning of year               $  4,707   $  5,083
     Actual return on plan assets         (366)       146
     Employer contribution                  --         --
     Benefit payments                   (1,274)     (522)
                                       -------    -------
     Fair value of plan assets at end
      of year                          $  3,067  $  4,707
                                        =======   =======
    FUNDED STATUS:
     Funded status                    $  (3,584) $  (2,861)
     Unrecognized actuarial loss          1,816      1,494
     Unrecognized prior service cost        421        492
                                        -------    -------
     Accrued pension liability        $  (1,347)  $   (875)
                                         =======   =======
   COMPONENTS OF NET PERIODIC PENSION COST:
     Service cost                     $     226   $    204
     Interest cost                          534        484
     Expected return on plan assets        (384)      (431)
     Prior service cost recognized           70         70
     Recognized losses                      322          4
                                        =======     ======
     Net periodic pension cost        $     768    $   331
                                        =======     ======

   Weighted Average Assumptions as of
   Measurement Date:
     Discount rate                         7.00%     7.50%
     Expected return on plan assets        9.00%     9.00%
     Rate of compensation increase         5.00%     5.00%

The projected benefit obligation, accumulated benefit obligation, and fair value of plan assets for the Supplemental Benefits Program with accumulated benefit obligations in excess of plan assets were $3,299, $2,144 and $0, respectively, as of February 2, 2002 and $3,511, $1,499 and $0, respectively, as of February 1, 2003.

PEEBLES INC.

The Company also maintains a qualified profit sharing and retirement savings plan, The Peebles Inc. 401 (k) Profit Sharing Plan, which under Section 401 (k) of the Internal Revenue Code, allows tax deferred contributions from eligible employees of up to 12% of their annual compensation. The Company matches employee contributions up to 50% of an employee's first 6% of eligible compensation. The Company's matching contributions, included in selling, general and administrative expenses, totaled $346, $363 and $325 in 2001, 2000 and 1999, respectively.

NOTE I - INCOME TAXES

The provisions for income taxes consisted of the following:

                       2001        2000          1999
                      ------      ------         -----
 Current:Federal    $  8,593    $  5,926      $  3,161
         State         1,766       1,149           625

 Deferred:Federal       (233)        460         1,335
          State          (48)         92           264
                    --------    --------      --------
                    $ 10,078    $  7,627      $  5,385
                    ========    ========      ========

Income taxes differ from the amounts computed by applying the applicable federal statutory rates due to the following:
                                      2001      2000     1999
                                     ------    ------   ------

 Taxes at the federal
   statutory rate                   $ 8,603   $ 6,208  $ 4,345
 Increases (decreases):
 State income taxes, net of
   federal tax                        1,086       806      581
 Amortization of Goodwill               531       544      531
 Other                                (142)        69      (72)
                                    -------   -------  -------

                                    $10,078   $ 7,627  $ 5,385
                                    =======   =======   =======

At February 2, 2002, the Company has net operating loss carryforwards of approximately $2,300 for income tax purposes, which expire in 2010. Due to Internal Revenue Service regulations, utilization of the net operating loss carryforwards may be limited in a particular year.

PEEBLES INC.

Significant components of deferred tax liabilities and assets are as follows:

                                      February 2, 2002  February 3, 2001
                                      ----------------  ----------------
  Deferred tax liabilities:
    Inventory valuation                  $   2,005         $   1,883
    Depreciation and amortization           11,612            11,447
    Accounts receivable valuation               --               389
    Other                                      474               359
                                         ---------         ---------
                                            14,091            14,078
  Deferred tax assets:
    Doubtful accounts                       (1,103)             (945)
    Net operating loss carryforwards          (907)           (1,150)
    Other                                     (915)             (409)
                                         ---------         ---------
                                            (2,925)           (2,504)
                                         ---------         ---------
  Net deferred tax liabilities            $ 11,166          $ 11,574
                                         =========         =========

Peebles made cash income tax payments of $9,336, $5,650 and $5,316 for 2001, 2000 and 1999, respectively.

NOTE J - VALUATION AND QUALIFYING ACCOUNTS

Activity related to valuation and qualifying accounts is as
follows:
                                     Allowance for    Net LIFO/
                                       Doubtful        Market
                                       Accounts        Reserve
                                     ------------     ----------

BALANCE JANUARY 30, 1999            $   1,700        $   1,362
  Charges (credits) to expense          1,663             (371)
  Deductions - net write-off of
   uncollectible accounts              (1,563)             --
                                     --------         -------
BALANCE JANUARY 29, 2000                1,800             991
  Charges (credits) to expense          3,320            (769)
  Deductions - net write-off of
   uncollectible accounts             (2,720)              --
                                    ---------         -------
BALANCE FEBRUARY 3, 2001                2,400             222
  Charges (credits) to expense          3,568            (222)
  Deductions - net write-off of
   uncollectible accounts              (3,168)             --
                                    ---------         -------
BALANCE FEBRUARY 2, 2002            $   2,800         $    --
                                    =========         =======

PEEBLES INC.


NOTE K - QUARTERLY FINANCIAL DATA (UNAUDITED)

 (dollars in thousands)                        FISCAL QUARTER
                     ------------------------------------------------------
                     FIRST            SECOND          THIRD          FOURTH
                 2001    2000     2001    2000     2001   2000     2001   2000
Net Sales      $63,464  $63,363 $67,688 $71,537 $74,614 $71,992 $102,551 $99,716

Cost of Sales   36,943   38,171  39,569  42,906  44,012  41,626   59,184  58,978

Gross Margin    26,521   25,192  28,119  28,631  30,602  30,366   43,367  40,738

Operating Income 4,251    3,663   5,024   5,340   6,026   5,650   16,184  14,124

Net Income       1,368      482   1,920   1,357   2,617   1,565    8,597   6,707
                ======   ======  ======  ======  ======  ======   ======  ======
Net Income
  Per Share    $ 1,368   $  482 $ 1,920 $ 1,357 $ 2,617 $ 1,565  $ 8,597 $ 6,707
                ======   ======  ======  ======  ======  ======   ======  ======

				F-14

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Peebles operates specialty department stores offering predominately fashion merchandise for the entire family and other selected home accessories to small and medium sized communities that do not typically have a mall-based department store. At February 2, 2002, the Company operated 137 stores in 17 states, located primarily in the Southeast and Mid-Atlantic regions. The Company defines a comparable store as having operations for the entire twelve-month period in both the current and previous fiscal year.

Consolidated net sales and results of consolidated operations of the Company, expressed as percentages of net sales, are presented below for the 2001, 2000 and 1999 fiscal years. Consolidated operations included 52 weeks in 2001 and 1999, and 53 weeks in 2000.

     (dollars in thousands)         2001     2000       1999
                                  -------   -------    -------
Net sales                        $308,317  $306,608   $300,839
  % increase                           .6%      1.9%      13.4%

Comparable stores % (decrease)
  increase in sales:                 (3.3)%      .3%       1.3%
Total stores in operation at
  period end                          137       124        121

Operations as a Percentage of Net
             Sales:
---------------------------------
Cost of sales                        58.3%     59.3%      59.4%
Selling, general & administrative
  expenses                           27.8      27.9       28.6
Depreciation and amortization         3.7       3.4        3.3
Asset impairment                       --        --         .7
                                 --------  --------   --------
OPERATING INCOME                     10.2       9.4        8.0

Interest expense                      2.2       3.6        3.8
Provision for income taxes            3.3       2.5        1.9
                                 --------  --------   --------
Net Income
                                      4.7%      3.3%      2.3%
                                 ========  ========   ========

Net sales increased .6%, comparing the 52-week current year to the 53-week prior year. For the 52-week periods ended February 2, 2002 and February 3, 2001 net sales increased 1.9%. New store growth accounted for the increase in both comparisons. The Company opened 17 new stores in 2001, with 10 openings in August and 7 openings in November. During 2001, the Company closed 4 marginally profitable stores, 1 in September 2001 and 3 in January 2002. In 2000, the Company opened 4 new stores, and closed 1 store. All costs related to a store closing are included in selling, general and administrative expenses.

At comparable stores, net sales decreased 3.3% in comparing the 52-week current year to the 53-week prior year. For the 52-week periods ended February 2, 2002 and February 3, 2001, net sales at comparable stores decreased 2.0%. Comparable store net sales increases (decreases) by fiscal quarter as a percentage of the prior year comparable quarter, are presented in the table below.

                                Fiscal Quarter
                ------------------------------------------------
                 First    Second    Third    Fourth   Total Year
                ------    ------    -----    ------   ----------

2001 vs. 2000   (1.1%)    (5.4%)    (1.4%)   (3.8%)     (3.3%)
2000 vs. 1999   (3.6%)     1.0%      1.5%     2.7%        .3%
1999 vs. 1998   (2.6%)     3.6%      0.4%     3.2%       1.3%


Throughout 2001, consumer demand for the Company's soft apparel was weak. In comparing the fiscal quarters of any one year to another, unseasonable weather variations influence "buy now, wear now" consumer demand, but weather related variations have not been considered significant to net sales in total for any fiscal year.

The timing of "Mother's Day" sales influenced the comparisons in the first two fiscal quarters. In both 2001 and 1999, Mother's Day sales fell primarily in the first fiscal quarter. In 2000, those sales were primarily in the second fiscal quarter. Aggregating the first two fiscal quarters, comparable store net sales declined 4.0% in comparing 2001 to 2000. In comparing the same six-month periods in 2000 to 1999, comparable store net sales decreased 1.3%. In the third fiscal quarter of 2001, consumer demand appeared to be strengthening as comparable store net sales in August had increased in comparison to 2000. The tragic events of September 11, 2001 adversely affected customer traffic, and for the 3-week period ended September 22, 2001, comparable store net sales were down 8.9%. During October 2001, consumer demand stabilized, and for the entire third fiscal quarter, comparable store net sales were off only 1.4% in comparison to 2000. In the fourth fiscal quarter of 2001, "Holiday" net sales were strongest in comparison to 2000 immediately before and after Christmas. Eliminating the effect of the 5-week January in 2000, the comparable store net sales in the fourth quarter of 2001 were flat with 2000.

Cost of sales as a percentage of net sales were 58.3%, 59.3% and 59.4%, in 2001, 2000 and 1999, respectively. Overall, the Company's commitment to a less promotional, value priced, merchandise strategy has favorably influenced cost of sales during periods of inconsistent consumer demand and significant store growth. The Company controlled inventory levels in response to the weaker consumer demand, and as a result, 2001 clearance markdowns did not increase over the prior year. Further, the continued maturation of new and acquired stores in 1998 has had a positive impact on gross margin in each of the past three fiscal years. New and acquired stores typically run a higher cost of sales percentage relative to mature stores, especially those in markets new to the Company, due to a stronger promotional effort and lack of comparable sales history. After approximately 24 to 36 months of operation, a new location generally attains the Company's mature store average cost of sales. A net 33 new and acquired store locations were opened during 1998, versus only 5 in 1999 and a net 3 in 2000.

Selling, general and administrative ("SG&A") expenses, exclusive of depreciation and amortization, were 27.8%, 27.9% and 28.6% of net sales in 2001, 2000 and 1999, respectively. The benefit of strict cost controls and economies of scale offset higher expenses at the 17 new locations opened in the third and fourth fiscal quarters. New and acquired stores typically have higher occupancy costs, and a higher expense structure than mature stores for the first 12 to 18 months after opening, as advertising and payroll expenses are planned at a higher percentage of sales to achieve a market presence.

Depreciation and amortization expenses as a percentage of net sales were 3.7%, 3.4% and 3.3% in 2001, 2000 and 1999, respectively. Capital expenditures related to new store locations have been the primary reason for the increase. Depreciation expense as a percentage of net sales was 2.8%, 2.5% and 2.4% in 2001, 2000 and 1999, respectively.

In 1999, the asset impairment as a percentage of net sales was ..7%, or $2,182. The asset impairment represented the Company's entire investment in a co-operative buying office.

As  a result of the factors discussed above, operating income  in
2001, 2000 and 1999 as a percentage of net sales was 10.2%,  9.4%
and 8.0%, respectively.

Interest expense as a percentage of net sales was 2.2%, 3.6% and 3.8%, for 2001, 2000 and 1999, respectively. The significant decrease in comparing 2001 to 2000 was primarily a result of lower interest rates, as the Credit Agreement bears interest at a variable rate, based primarily on LIBOR. In addition, increasingly profitable operations in both 2001 and 2000 resulted in lower average borrowings.

Total income taxes as a percentage of net sales were 3.3%, 2.5% and 1.9% in 2001, 2000 and 1999, respectively. The effective tax rate for 2001, 2000 and 1999 was 41.0%, 43.0% and 43.4%, respectively. The effective tax rate in all three fiscal years is higher than statutory rates because of non-deductible amortization of intangible assets.

As a result of the above factors, the Company had net income as a percentage of net sales of 4.7%, 3.3%and 2.3% in 2001, 2000 and 1999, respectively.

LIQUIDITY AND CAPITAL RESOURCES

The Company's primary cash requirements are for working capital needs, and for capital expenditures associated with new stores and the remodeling of existing stores. The Company's primary sources of funds are cash flow from continuing operations, borrowings under the Credit Agreement and trade accounts payable. The Company's inventory levels typically build throughout the fall, peaking during the Christmas selling season, while accounts receivable peak during December and decrease during the first quarter. Capital expenditures typically occur evenly throughout the first three quarters of each year.

The Company's operating activities provided net cash of $16,033, $26,082 and $13,861 in 2001, 2000 and 1999. In comparing 2001 to
2000, greater profitability and use of vendor financing were offset by an increase in working capital requirements, primarily as a result of the 17 new store locations. Working capital increased to $83,619 at February 2, 2002, up from $70,016 at February 3, 2001 and $78,495 at January 29, 2000. At February 2, 20002, merchandise inventories increased $8,259 in comparison to February 3, 2001, with 2001 new store locations carrying merchandise inventory of approximately $6,300. Vendor financing through accounts payable provided cash of $1,753. Accounts receivable, primarily related to the Company's proprietary Peebles Charge card, used net operating cash of $4,321. Of this net use of cash, the 2001 new store locations represented $1,425. Peebles Charge sales increased from 27.6% of net sales in 2000 to 28.9% in 2001, primarily due to increases at maturing stores and, in general, due to the weakness in the general economy. The timing of realization of certain other net assets provided less cash in 2001 than in 2000.

Net cash used in investing activities was $12,731, $4,832 and $9,368 in 2001, 2000 and 1999, respectively. In 2001, the
Company acquired 11 of the 17 new store locations in an auction for $2,375. Capital expenditures totaled $10,260, $4,797 and $9,151, in 2001, 2000 and 1999, respectively. In 2001, new store locations required $4,550 of capital expenditures. In addition, remodeling and space reallocation at existing stores totaled $3,550 and upgrades to point of sale equipment totaled $1,255. The remaining 2001 capital expenditures were for upgrades to distribution center handling equipment and general office equipment. Capital expenditures for 2000 were significantly lower than 1999 as only 4 new locations were opened during the fiscal year, and the majority of the capital improvements required by stores opened in 1998 and 1999 was completed in 1999. In 2000, capital expenditures included $1,500 at the four new store locations, and $1,300 for major remodeling and space reallocation. The remaining 2000 expenditures were primarily for routine fixture upgrades at existing stores.

The Company used cash to reduce outstanding borrowings by $2,519, $20,572 and $3,549 in 2001, 2000 and 1999, respectively. In
2001, the Company used cash of $696 to repurchase PHC Retail common stock from management shareholders. Scheduled debt
service,   primarily  principal  payments  on  the  Senior   Term
Facility,  used  $3,700  in  2001,  2000  and  1999.    The   ECF
Prepayments, $9,771 paid in 2001 and $5,739 paid in 2000, decreased amounts outstanding under the Senior Term Facility and were funded through the Revolver. The 2001 ECF Prepayment of $7,694 will be paid in the first fiscal quarter of 2002.

In 2002, the Company's capital expenditures are expected to total approximately $7,300. The Company plans to open five new store locations, adding approximately 86,000 square feet, with total fixtures and equipment of $2,400. In addition, current plans for 2002 include the relocation of one existing store and the major remodeling/space reallocation of three stores, with related capital expenditures of $2,600. Of the remaining 2002 capital expenditures, approximately $1,400 is planned for routine fixture/POS equipment upgrades at existing stores, and $900 for capital equipment at the corporate office and distribution centers.

As of March 2002, the Company had signed leases for three of the 2002 new store locations. The Company has identified four existing store locations which may be closed in 2002. Each of the stores is at a lease renewal period and is considered marginally profitable. The Company expects to continue to lease its stores, and the typical new store is anticipated to average approximately 21,600 square feet but may vary depending on the individual market and real estate opportunity. Based on historical  experience, the Company estimates that  the  cost  of opening a new store will include capital expenditures of approximately $425 for leasehold improvements and fixtures and approximately $425 for initial inventory, approximately one-third of which is normally financed through vendor credit. Accounts receivable for new stores typically build to 11% of net sales or approximately $275 within 24 months of the store opening. The Company may also incur capital expenditures to acquire existing stores.

The Company finances its operations, capital expenditures, and debt service payments in part with funds available under its Revolver. The maximum amount available under the Revolver is $75 million less amounts outstanding under letters of credit. The actual amount available is determined by an asset-based formula. The Company believes the cash flow generated from operating activities together with funds available under the Revolver will be sufficient to fund its investing activities and the debt service of the Credit Agreement. At February 2, 2002, the contractual cash obligations of the Company were as follows:

                                   Payments Due by Period
                                ---------------------------
                                  Less
   Contractual                   than 1     1 - 3    4 - 5    After 5
   Obligations          Total     year      years    years     years
---------------------------------------------------------------------
Long-term debt        $ 83,286 $ 10,061  $ 73,225    $   0     $   0
Capital lease
  Obligations              601      180       361       60         0
Operating leases        94,103   13,504    22,675   17,379    40,545
                       -------  -------   -------   ------   -------
Total Contractual
Cash Obligations      $177,990 $ 23,745  $ 96,261 $ 17,439  $ 40,545
                       ======== =======   =======  =======   =======



SEASONALITY AND INFLATION

As a retailer offering predominately soft-apparel and selected home accessories, the Company's business is seasonal, although less heavily weighted in the fourth quarter than retailers with comparable offerings of merchandise. Over the past six fiscal years, quarterly sales as a percentage of total sales have been consistent at approximately 20%, 23%, 24% and 33% for the first through fourth quarters, respectively. Peebles' positioning of its stores in small to medium sized communities with limited competition, along with the Company's less promotional, every day fair value, pricing strategy, produces operations less dependent on the fourth quarter. However, the third and fourth quarters are generally bolstered by the back-to-school and Christmas holiday selling seasons.

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

MARKET RISK

The Company's interest expense is affected by changes in short-term interest on the debt outstanding under the Credit Agreement. The Credit Agreement bears interest at rates based on both the LIBOR and prime lending rates (the "Borrowing Rates"). At February 2, 2002, long-term debt totaled $83,286. Although the total debt varies throughout the year based on the Company's operations and seasonal fluctuations, the balance outstanding is not expected to drop below $50,000 in 2002 or below $40,000 in 2003. The Company has two interest rate swaps with notional amounts of $10,000 and $40,000, and expiration dates of November 20, 2002 and 2003, respectively, to hedge exposure to interest rate fluctuations. Therefore, with $50,000 of the long-term debt effectively bearing a fixed rate of interest, and assuming the Borrowing Rates vary by 100 basis points from their current levels in any given fiscal month, the $33,286 of variable debt subject to the Borrowing Rates, interest expense would vary by approximately $28 for that fiscal month.

CRITICAL ACCOUNTING POLICIES

The Company's significant accounting policies are summarized in Note A to these consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the Untied States. The preparation of these consolidated financial statements requires management to select and apply accounting policies involving estimates and judgment. Listed below are those accounting policies requiring a higher degree of judgment and/or where estimates have the greatest impact on the consolidated financial statements.

Allowance for Uncollectible Accounts: Peebles maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. The allowance is determined using historical experience, aging of receivables, and an evaluation of the current and expected economic environment. If the financial condition of individual customers, regions in which the Company operates, or the general economy were to vary materially from the assumptions used by management, the allowance would require adjustment. The Company evaluates the adequacy of the allowance on a regular basis, adjusting its assumptions and updating the historical experience accordingly.

Merchandise Inventories: The Company uses the retail inventory method, applied on a last-in, first-out ("LIFO") basis, to account for merchandise inventories. The retail inventory value must represent the best estimation of saleable value in order to state merchandise inventories at the lower of cost or market. The saleable value assigned to specific inventory units is determined by management using detailed analysis of historical experience and expected consumer demand. If actual consumer demand for the Company's apparel varies significantly from expectations, realization of the merchandise inventories will affect the cost of sales.

Long-Lived Assets: The Company records these assets, which include property and equipment, finite-lived and indefinite-lived intangible assets at cost, or calculated cost, as applicable, and assigns a useful economic life. The assets are depreciated or amortized, generally on a straight-line basis, over the assigned useful economic life. The Company periodically reviews the net carrying value of long-lived assets and the useful economic life remaining to determine if impairment has occurred, resulting in a revaluation. The economic useful life is assigned based on the assets, expected contribution to future operations. If the Company experiences significant unforeseen changes in competition, market demographics, or technology rendering the Company's existing technology obsolete, useful economic lives may be shortened and/or carrying values reduced, adversely affecting operating profitability.

The Company will adopt SFAS No. 142 in the first fiscal quarter of 2002. Under the provisions of SFAS No. 142, Goodwill and certain other indefinite-lived assets will cease to be amortized, and instead, will be tested for impairment on at least an annual basis, or at any time indicators of impairment exist. At February 2, 2002, net Goodwill was $35,224, or 16.2% of total assets. Through February 2, 2002, Goodwill was amortized on a straight-line basis, and a useful economic life of twenty-five years had been assigned. Annual amortization expense in a fifty-two week fiscal year would have been $1,917. The Company currently expects the only impact of adopting SFAS No. 142 to be a reduction in amortization expense of $1,917. However, if unforeseen changes in competition, market demographics or the economy adversely impact the fair value of the Company, Goodwill and other indefinite-lived intangible assets may require revaluation.


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