Form 10-Q
period 2002-05-04
PEEBLES INC
filed 2002-06-07
CIK 804125

SECURITIES AND EXCHANGE COMMISSION
                   Washington, D.C.  20549

                  -------------------------

                          FORM 10-Q


      Quarterly Report Pursuant to Section 15(d) of the
               Securities Exchange Act of 1934

              For the Quarter Ended May 4, 2002
         Commission file number             33-27126
                                            --------


                        PEEBLES INC.
   (Exact name of registrant as specified in its charter)

    Virginia                             54-0332635
    ---------                            -----------
(State of Incorporation)              (I.R.S. Employer
                                       Identification No.)

  One Peebles Street
 South Hill, Virginia 23970-5001       (804) 447-5200
--------------------------------       ----------------
(Address of principal                 (Telephone Number)
  executive offices)

Indicate by check (x) mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes__x___. No_____.

As of June 1, 2002, 1,000 shares of Common Stock of Peebles
Inc. were outstanding.

PART I   FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED BALANCE SHEETS
PEEBLES INC.
(in thousands, except shares and per share amounts)

                                          May 4,     February 2,   May 5,
                                           2002        2002         2001
                                        ---------    ---------   ---------
                                       (Unaudited)              (Unaudited)
ASSETS

CURRENT ASSETS

 Cash                                   $  1,202    $  1,773     $   650
 Accounts receivable, net                 37,183      41,661      33,115
 Merchandise inventories                  81,657      79,061      79,563
 Prepaid expenses                          1,280       1,701       1,185
 Other                                       396         361         242
                                         -------     -------     -------
                 TOTAL CURRENT ASSETS    121,718     124,557     114,755


PROPERTY AND EQUIPMENT, NET               49,324      51,003      50,044
OTHER ASSETS
 Excess of cost over net assets
   acquired, net                          35,223      35,223      36,660
 Deferred financing costs                    359         472         881
 Beneficial leaseholds, net                2,438       2,521       2,390
 Sundry                                    3,637       3,027       2,940
                                         -------     -------     -------
                                          41,657      41,243      42,871
                                         -------     -------     -------
                                       $ 212,699   $ 216,803   $ 207,670
                                         =======     =======     =======

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
 Accounts payable                      $  11,299   $  16,915   $  12,969
 Accrued compensation and other
   expenses                                6,641       7,851       4,252
 Income taxes payable                      3,080       2,028       1,973
 Deferred income taxes                     1,326       1,346       1,711
 Current maturities of long-term debt      1,617      10,061       3,700
 Other                                     3,046       2,737       2,015
                                         -------     -------     -------
           TOTAL CURRENT LIABILITIES      27,009      40,938      26,620
LONG-TERM DEBT                            80,453      73,225      91,210
LONG-TERM CAPITAL LEASE OBLIGATIONS          337         370         452
DEFERRED INCOME TAXES                      9,820       9,820       9,863
STOCKHOLDERS' EQUITY
 Preferred stock- no par value,
   authorized 1,000,000 shares, none
   issued and outstanding                                --          --
 Common stock-- par value $.10 per share,
   authorized 5,000,000 shares,1,000
   issued and outstanding.                     1           1           1
 Additional capital                       59,490      59,490      59,490
 Accumulated other comprehensive
   income(loss)                             (240)       (209)         --

 Retained earnings:  accumulated from
   May 27, 1995;                          35,829      33,168      20,034
                                         -------     -------     -------
                                          95,080      92,450      79,525
                                         -------     -------     -------
                                       $ 212,699   $ 216,803   $ 207,670
                                         =======     =======     =======

See notes to condensed consolidated financial statements

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
PEEBLES INC.
(in thousands, except shares and per share amounts)
(Unaudited)

                                          Three-Month Period Ended
                                          ------------------------
                                           May 4,          May 5,
                                            2002            2001
                                           -----           -----

NET SALES                               $  71,751       $  63,464

COSTS AND EXPENSES
  Cost of sales                            42,959          36,943
  Selling, general and administrative
   Expenses                                20,526          19,516
  Depreciation and amortization             2,711           2,754
                                          -------         -------
                                           66,196          59,213
                                          -------         -------
    OPERATING INCOME                        5,555           4,251

INTEREST EXPENSE                            1,193           1,933
                                          -------         -------
    INCOME  BEFORE INCOME TAXES             4,362           2,318

INCOME TAXES
  Federal, state and deferred               1,701             950
                                          -------         -------

    NET INCOME                          $   2,661       $   1,368
                                         ========        ========

EARNINGS PER SHARE                      $   2,661       $   1,368
                                         ========        ========

Weighted average common
  stock outstanding                         1,000           1,000
                                         ========        ========


See notes to condensed consolidated  financial statements

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS'
  EQUITY
PEEBLES INC.
(dollars in thousands, except per share amounts)

                                                       Accumulated
                              Common Stock                Other
                             --------------           Comprehensive
                                       Par    Additional Income  Retained
                             Shares   Value    Capital   (Loss)  Earnings
                             ------   -----   ---------- ------  --------

BALANCE FEBRUARY 3, 2001      1,000   $   1   $ 59,307   $  --  $  19,362

Dividend to PHC Retail for
  Share Repurchase               --      --         --      --       (696)
Exercise of PHC Retail
  stock options                  --      --        183      --         --
Net income                       --      --         --      --      1,368
                              -----   -----    -------   ------  --------

BALANCE MAY 5, 2001           1,000       1     59,490      --     20,034

Net unrealized loss on
  Interest Rate Swap             --      --         --    (209)        --
Net income                       --      --         --      --     13,134
                              -----   -----    -------   ------  --------

BALANCE FEBRUARY 2, 2002      1,000       1     59,490    (209)    33,168

Net unrealized loss on
  Interest Rate Swap             --      --         --     (31)        --
Net income                       --      --         --      --      2,661
                              -----   -----    -------   ------  --------

BALANCE MAY 4, 2002           1,000   $   1   $ 59,490   $(240) $  35,829
                              =====   =====    =======   ======  ========


See notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
 PEEBLES INC.
(in thousands)
(Unaudited)

                                            Three-Month Period  Ended
                                            -------------------------
                                              May 4,         May 5,
                                               2002           2001
                                              -----          -----

OPERATING ACTIVITIES
  Net income                               $   2,661      $   1,368
Adjustments to reconcile net income
  to net cash used in
  Operating activities:
   Depreciation                                2,556          2,064
   Amortization                                  268            826
   Provision for doubtful accounts             1,139            882
   Changes in operating assets
    and liabilities:
     Accounts receivable                       3,339          3,343
     Merchandise inventories                  (2,596)        (8,983)
     Accounts payable                         (5,616)        (2,193)
     Other assets and liabilities               (122)        (2,805)
                                            --------       --------
NET CASH PROVIDED BY (USED IN)
  OPERATING ACTIVITIES                         1,629         (5,498)

INVESTING ACTIVITIES
  Purchase of property and equipment            (940)        (3,976)
  Other                                          (44)           (71)
                                            --------       --------

  NET CASH USED IN INVESTING ACTIVITIES         (984)        (4,047)

FINANCING ACTIVITIES
  Proceeds from revolving line of credit     119,849        127,827
  Reduction in revolving line of credit
   and long-term debt                       (121,065)      (118,622)
  Dividend to PHC Retail                          --           (696)
                                            --------       --------

   NET CASH (USED IN) PROVIDED BY
    FINANCING ACTIVITIES                      (1,216)         8,509
                                            --------       --------

DECREASE IN CASH AND CASH EQUIVALENTS           (571)        (1,036)

Cash and cash equivalents beginning
  of period                                    1,773          1,686
                                            --------       --------

CASH AND CASH EQUIVALENTS END OF PERIOD     $  1,202       $    650
                                            ========       ========


See notes to condensed consolidated financial statements

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
PEEBLES INC.
MAY 4, 2002

(in thousands)


NOTE A-ORGANIZATION AND BASIS OF PRESENTATION

NATURE OF OPERATIONS: Peebles Inc. and subsidiaries ("Peebles" or the "Company") operate retail department stores offering predominately fashion merchandise for the entire family and selected home accessories. At May 4, 2002, the Company was operating 137 stores located primarily in small and medium sized communities which typically do not have a mall-based department store. The stores serve communities in 17 states, located primarily in the Southeast and Mid-Atlantic.

CONSOLIDATION: The consolidated financial statements include the accounts of Peebles Inc. and its wholly owned subsidiaries. (together "Peebles" or the "Company"). All significant intercompany balances and transactions have been eliminated.

The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal and recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended May 4, 2002 are not necessarily indicative of the results that may be expected for the fiscal year ended February 1, 2003, due to the seasonal nature of the business of Peebles.

The  balance  sheet at February 2, 2002 has been derived  from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the fiscal year ended February
2, 2002.

NOTE B-ACCOUNTING CHANGE

In June 2001, the Financial Accounting Standards Board issued Statement No. 142, "Goodwill and Other Intangible Assets" ("SFAS No. 142"). Under the provisions of SFAS No. 142, goodwill and certain other indefinite-lived intangible assets will cease to be amortized, and instead, will be tested for impairment on at least an annual basis or at any time certain indicators of impairment arise. The Company adopted the provisions  of  SFAS  No.  142 as of  February  3,  2002,  the
beginning of the current fiscal year, and completed the required annual impairment tests of goodwill and indefinite-lived intangible assets prior to May 4, 2002. Based on the results of those tests, the carrying value of Goodwill, $35,223, was not adjusted. The Goodwill accumulated amortization at May 4, 2002 therefore remained $12,734.

As a result of ceasing the amortization of Goodwill, annual amortization expense will decrease by $1,917, or approximately $479 per fiscal quarter. Accordingly, if Goodwill had not been amortized in the three-month period ended May 5, 2001, income before income taxes would have increased by the $479 to $2,797. Income taxes would have increased from $950 to $1,091, as the effective tax rate would have decreased from 41% to 39%, and net income would have increased from $1,368 to $1,706.

Intangible assets with finite lives continue to be amortized over their useful lives. These lives were reevaluated and remain unchanged. Intangible assets with finite lives are beneficial leaseholds and deferred financing costs. Beneficial leaseholds relate to acquired leases and represent the difference between the acquired minimum lease payment and a fair market lease payment. Beneficial leaseholds are amortized on a straight-line basis over the composite useful lives of the related leases. Deferred financing costs are amortized by the interest method over a period consistent with the related financing. At May 4, 2002, February 2, 2002 and May 5, 2001, the gross carrying value and accumulated amortization of beneficial leaseholds were $3,256 and $818, $3,256 and $735, and $2,881 and $491, respectively. At May 4, 2002, February 2, 2002 and May 5, 2001, the gross carrying value of deferred financing costs was $2,614 and accumulated amortization was $2,255, $2,142 and $1,733, respectively. In 2002 and 2003, estimated amortization expense for beneficial leaseholds and deferred financing costs is $680 and $454, respectively, and $207 for each of the next four fiscal years.

PEEBLES INC. & SUBSIDIARIES

(in thousands)


NOTE C-ACCOUNTS RECEIVABLE

Accounts receivable are shown net of $2,900, $2,800 and $2,500 representing the allowance for uncollectible accounts at May 4, 2002, February 2, 2002 and May 5, 2001, respectively. The provision for doubtful accounts was $1,139 and $882 for the three-month periods ended May 4, 2002 and May 5, 2001, respectively. Finance charges on credit sales and late fees for delinquent payments are included as a reduction in selling, general and administrative expenses. Finance charges and late fees totaled $2,069 and $1,824 for the three-month periods ended May 4, 2002 and May 5, 2001, respectively.

As a service to its customers, the Company offers credit through the use of its own charge card and certain major credit cards. The Peebles' customer usually resides in the local community immediately surrounding the store location. Peebles stores serve these local customers in 17 states. The Company does not require collateral from its customers.

NOTE D-LONG-TERM DEBT

Long-term debt consisted of the following:

                                May 4,    February 2,   May 5,
                                 2002       2002         2001
                                -----    ----------     ------

   Senior Revolving Facility  $ 44,575    $ 35,500     $ 43,771
   Senior Term Note A              917       2,002        4,252
   Senior Term Note B           36,478      43,987       44,437
   Swingline Facility               --       1,597        2,250
   Other                           100         200          200
                               -------     -------      -------
                                82,070      83,286       94,910
   Less current maturities:
     Scheduled principal
      payments                   1,617       2,367        3,700
   Excess Cash Flow Payment         --       7,694           --
                               -------     -------      -------
    Total current maturities     1,617      10,061        3,700
                               -------     -------      -------

   Long-term debt             $ 80,453    $ 73,225     $ 91,210

The total amount available under the Senior Revolving Facility (the "Revolver") and the Swingline Facility is determined by a defined asset based formula with maximum borrowings limited to $75,000, less outstanding amounts under letters of credit. At May 4, 2002, the total amount available to borrow was $72,396, of which $44,575 was drawn. The $7,694 Excess Cash Flow ("ECF") Payment, classified as current at February 2, 2002, was disbursed in April 2002. The ECF prepayments are funded through the Revolver and reduce Senior Term Note A and Senior Term Note B ratably. Senior Term Note A will be retired October 31, 2002. Senior Term Note B is scheduled to mature April 30, 2004. On May 16, 2002, the Company amended the Credit Agreement to extend the Revolver expiry date to July 31, 2003.

In November 2001, the Company entered into two interest rate swap agreements (together, the "Swap Agreements") with notional amounts of $10,000 and $40,000, respectively, and expiration dates of November 20, 2002 and 2003, respectively. The Swap Agreements meet the definition of a cash flow hedge under the provisions of SFAS No. 133. In the three-month period ended May 4, 2002, interest expense was increased by $200, representing the difference between the Swap Agreements fixed rates and the floating rate, the 30-day LIBOR rate. At May 4, 2002, the Company had a $387 current liability and a $240 unrealized loss, net of $147 income tax benefit, in OCI based on the estimated fair value of the Swap Agreements at that date.

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

PEEBLES INC. & SUBSIDIARIES

(in thousands)


NOTE E-ACQUISITION OF NEW STORE LOCATIONS

In 2001, the Company acquired eleven store locations in an auction. The leases related to these store locations were below fair market value, and the entire purchase price of $2,375 has been capitalized as beneficial leaseholds. These beneficial leaseholds are amortized on a straight-line basis over approximately 12 years, the estimated composite useful lives of the related leases.

NOTE F-INCOME TAXES

Differences between the effective rate of income taxes and the statutory rate arise principally from state income taxes and, in the prior year three-month period ended May 5, 2001, from non-deductible amortization related to certain purchase accounting adjustments, primarily Goodwill, which was amortized until the adoption of SFAS No. 142.

ITEM  2.  MANAGEMENT'S  DISCUSSION AND ANALYSIS  OF  FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
(in thousands)

RESULTS OF OPERATIONS

The following management's discussion and analysis provides information with respect to the results of operations for the three-month period (or "Fiscal Quarter") ended May 4, 2002 in comparison with the Fiscal Quarter ended May 5, 2001. In 2002, the consolidated operations of the Company include the results of 136 stores operating the entire Fiscal Quarter, one store which closed in March 2002 and one new store opened May 3, 2002. In 2001, 124 stores were operating the entire Fiscal Quarter and no store locations were opened or closed during the three-month period ended May 5, 2001. The Company defines a comparable store as having operations for the entire twelve-month period in both the current and previous fiscal years. For fiscal 2002, the Company will have 119 comparable stores.



                                   Three-Month Period Ended
                                ------------------------------
                                May 4,      May 5,    April 29,
(dollars in thousands)           2002        2001       2000
                               -------     -------    --------

Net sales                     $ 71,751    $ 63,464    $ 63,363
  % increase (decrease)           13.6%         .2%       (1.6)%

Comparable stores % increase
  (decrease) in net sales:         8.0%       (1.1)%      (3.6)%

Stores in operation at
  period end                       137         124         121


      Operations as a Percentage of
          Net Sales:
      ------------------------------
Cost of sales                     59.9%        58.2%      60.2%
Selling, general &
  administrative expenses         28.6         30.8       30.1
Depreciation and amortization      3.8          4.3        3.9
                                ------     --------    -------
  Operating Income                 7.7          6.7        5.8

Interest Expense                   1.6          3.0        4.4
Provision for income taxes         2.4          1.5         .6
                                ------     --------    -------
Net Income                         3.7%         2.2%        .8%
                                ======     ========    =======

The $8,287 increase in net sales was a result of stronger consumer demand for soft apparel at comparable stores, which increased $4,936, and 13 net new stores, which added $3,351. The current year net sales increase at comparable stores, 8.0%, followed first Fiscal Quarter decreases in comparable store net sales in 2001 and 2000 of 1.1% and 3.6%, respectively. In 2002, the Company's markets experienced unseasonably warm weather, which allowed for earlier sales of Spring merchandise in comparison to the prior year, and consumers appeared to be more optimistic concerning the general condition of the economy. In 2001, consumer demand for soft apparel was adversely affected by deteriorating confidence in the economy, rising energy costs, and another year of unseasonably cold weather well into Spring. Net sales in the current year also benefited from stronger sales of certain seasonal clearance merchandise. Management had planned to enter the first Fiscal Quarter of 2002 with more clearance merchandise than in the prior year in an effort to drive demand and complement the consumer demand for early Spring merchandise.

Cost of sales as a percentage of net sales were 59.9% in the first Fiscal Quarter of 2002, versus 58.2% and 60.2% in the comparable periods of 2001 and 2000, respectively. The increase in comparing 2002 to 2001 was a result of two primary influences. The planned increase in clearance merchandise which helped drive net sales, reduced the gross margin related to those sales. In addition, the opening of 13 net new stores in the third and fourth Fiscal Quarters of 2001 increased cost of sales in the first Fiscal Quarter of 2002. In general, new and acquired store locations, especially those in markets new to the Company, typically have a higher cost of sales percentage relative to mature stores due to heavier promotions and the lack of comparable sales history. The Company opened 33 new store locations in 1998, and cost of sales in the first Fiscal Quarter of 1999 were 60.6% of net sales. In 1999 and 2000, net new stores totaled only 5 and 3, respectively, and the cost of sales percentage in the first Fiscal Quarter of 2000 and 2001 improved to 60.2% and 58.2%, respectively. After approximately 24 to 36 months of operations, a new location generally attains the Company's mature store average cost of sales.

Selling, general and administrative ("SG&A") expenses, exclusive of depreciation and amortization, were 28.6%, 30.8% and 30.1% as a percentage of net sales in the first Fiscal Quarter of 2002, 2001 and 2000, respectively. The benefit of strict cost controls and economies of scale offset the higher SG&A expenses at the net 13 new stores.

Depreciation and amortization expenses were $2,711 and $2,754 for the Fiscal Quarters ended May 4, 2002 and May 5, 2001, respectively. The decrease is a result of the adoption of SFAS No. 142, which required Goodwill to be assessed for impairment rather than amortized on a straight-line basis. In the first Fiscal Quarter of 2002 and 2001, Goodwill amortization totaled $0 and $479, respectively. The resulting decrease in amortization expense was partially offset by an increase in depreciation expense, which increased primarily as a result of capital expenditures required at the new store locations opened in the third and fourth Fiscal Quarters of 2001.

Interest expense in the first Fiscal Quarter decreased significantly, both in dollars and as a percentage of sales, in comparison to the prior year. The decrease was attributable to both lower average borrowings and lower interest rates.

The effective income tax rate was 39% and 41% for the first Fiscal Quarters of 2002 and 2001, respectively. The decrease in the effective tax rate was primarily due to the adoption of SFAS No. 142, which eliminated the nondeductible Goodwill amortization. The effective rate in Fiscal 2002 differs from the statutory rate primarily due to state income taxes, and in 2001 was impacted by both state income taxes and nondeductible Goodwill amortization.

As a result of the changes discussed above, net income for the three-month periods ended May 4, 2002 and May 5, 2001 was
$2,661 and $1,368, respectively, or 3.7% and 2.2% of net sales, respectively.

LIQUIDITY AND CAPITAL RESOURCES

The Company's primary cash requirements are for working capital needs, and for capital expenditures associated with new stores and the remodeling of existing stores. The Company's primary sources of funds are cash flow from continuing operations, borrowings under the Credit Agreement and trade accounts payable. The Company's merchandise inventory levels typically build throughout the first Fiscal Quarter, and again in the Fall, peaking during the Christmas selling season. Accounts receivable peak during December and January, decrease during the first and second Fiscal Quarters, and begin building again in the third Fiscal Quarter. Capital expenditures for existing stores typically occur evenly throughout the first three Fiscal Quarters of each year, but can vary by Fiscal Quarter based on the mix of new and acquired stores.

During the first Fiscal Quarter of 2002, operating activities provided cash of $1,629. In the prior year comparable period, operating activities used cash of $5,498. Increased profitability, a decrease in the build up of merchandise inventory, and the timing of the realization of certain other assets were the primary factors resulting in operating activities producing cash in the first Fiscal Quarter of 2002, versus using cash in the prior year comparable period. Although merchandise inventories increased from $79,563 at May 5, 2001 to $81,657 at May 4, 2002, the increase was primarily attributable to the 13 net new stores opened in the third and fourth Fiscal Quarters of 2001. In addition, weaker than expected net sales in the first Fiscal Quarter of 2001 resulted in greater merchandise inventory levels. At February 2, 2002 and February 3, 2001, the end of the 2001 and 2000 fourth Fiscal Quarters, merchandise inventory was $79,061 and $70,580, respectively. The February 3, 2001 merchandise inventory level had been influenced by strong net sales in the fourth Fiscal Quarter of 2000, requiring a greater build up in the first Fiscal Quarter of 2001. The Company's working capital at May 4, 2002 and May 5, 2001 was $94,709 and $88,135, respectively.

Capital expenditures are the primary use of cash in investing activities. In the current Fiscal Quarter, capital expenditures were $940, representing primarily routine fixture upgrades at existing stores and the fixtures required at the one new store opened May 3, 2002. For the three-month period ended May 5, 2001, capital expenditures totaled $3,976, which included $1,200 to complete three major remodelings at existing store locations and $2,000 used to acquire nine store locations in an auction. Capital expenditures for fiscal year 2002 are expected to total approximately $7,300, as the Company currently plans to add two additional new store locations and complete major remodeling/space reallocations at three existing stores. The Company has signed leases for new stores currently planned to open in August and October 2002. The Company has identified two existing, marginally profitable store locations, which may be closed in 2002.

In addition to the capital expenditures, new stores generally require approximately $425 for initial inventory, approximately one-third of which is normally financed through vendor credit. Accounts receivable for new stores typically build to 15% of net sales, or approximately $300 within 24 months of the store opening.

The Company finances its operations, capital expenditures, and debt service payments with funds available under its Revolver. The maximum amount available under the Revolver is $75,000 less amounts outstanding under letters of credit. The actual amount available is determined by an asset-based formula. Financing activities in the first Fiscal Quarter of 2002 used cash of $1,216. In the comparable prior year period, financing activities used cash of $8,509. The Company believes the cash flow generated from operating activities together with funds available under the Revolver will be sufficient to fund its investing activities and the debt service of the Credit Agreement.

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

MARKET RISK

The Company's interest expense is affected by changes in short-term interest on the debt outstanding under the Credit Agreement. The Credit Agreement bears interest at rates based on both the LIBOR and prime lending rates (the "Borrowing
Rates").   At  May  4, 2002, long-term debt  totaled  $82,070.
Although  the total debt varies throughout the year  based  on
the   Company's  operations  and  seasonal  fluctuations,  the
balance outstanding is not expected to drop below $50,000 in 2002 or below $40,000 in 2003. The Company has two interest rate swaps with notional amounts of $10,000 and $40,000, and expiration dates of November 20, 2002 and 2003, respectively, to hedge exposure to interest rate fluctuations. Therefore, with $50,000 of the long-term debt effectively bearing a fixed rate of interest, and assuming the Borrowing Rates vary by 100 basis points from their current levels in any given fiscal month, the $32,070 of variable debt subject to the Borrowing Rates, interest expense would vary by approximately $27 for that fiscal month.


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

PART II

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

a.   Exhibits

     10.3  Second Amendment and Consent to Amended and Restated
      Credit Agreement dated May 16, 2002 (filed herewith)

b.   Reports on Form 8-K

     None

                         SIGNATURES
                         ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                        PEEBLES INC.

Date:   June 7, 2002              By   /s/    Michael F. Moorman
                                       -------------------------------
                                       Michael F. Moorman
                                       President and Chief
                                       Executive Officer
                                      (Principal Executive Officer)


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