Form 10-Q
period 2002-08-03
PEEBLES INC
filed 2002-09-10
CIK 804125

SECURITIES AND EXCHANGE COMMISSION
                   Washington, D.C.  20549

                  ________________________

                          FORM 10-Q


      Quarterly Report Pursuant to Section 15(d) of the
               Securities Exchange Act of 1934

            For the Quarter Ended August 3, 2002
         Commission file number             33-27126
                                            --------

                        PEEBLES INC.
   (Exact name of registrant as specified in its charter)

       Virginia                           54-0332635
       --------                           ----------
(State of Incorporation)                (I.R.S.Employer
                                       Identification No.)

     One Peebles Street
South Hill, Virginia 23970-5001           (434)447-5200
-------------------------------           -------------
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

As of September 1, 2002, 1,000 shares of Common Stock of
Peebles Inc. were outstanding.

PART I.    FINANCIAL INFORMATION

Item 1.   FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED BALANCE SHEETS
PEEBLES INC.
(in thousands, except shares and per share amounts)
                                       August 3,    February 2,   August 4,
                                         2002         2002          2001
                                      ---------     ----------    ---------
                                     (Unaudited)                 (Unaudited)
ASSETS
CURRENT ASSETS

 Cash                                 $     591      $  1,773     $    483
 Accounts receivable, net                36,067        41,661       32,977
 Merchandise inventories                 83,204        79,061       80,892
 Prepaid expenses                         2,037         1,701        1,028
 Other                                      410           361          455
                                       --------      --------     --------
        TOTAL CURRENT ASSETS            122,309       124,557      115,835

PROPERTY AND EQUIPMENT, NET              48,066        51,003       51,163
OTHER ASSETS
 Excess of cost over net assets
    acquired, net                        35,223        35,223       36,180
 Deferred financing costs                   273           472          745
 Beneficial leaseholds, net               2,355         2,521        2,738
 Sundry                                   3,636         3,027        2,936
                                       --------      --------     --------
                                         41,487        41,243       42,599
                                       --------      --------     --------
                                      $ 211,862     $ 216,803    $ 209,597
                                       ========      ========     ========

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
 Accounts payable                     $  17,979     $  16,915    $  17,112
 Accrued compensation and other
   expenses                               5,793         7,851        5,331
 Income taxes payable                       972         2,028        1,088
 Deferred income taxes                    1,115         1,346        1,711
 Current maturities of long-term
   debt                                     867        10,061        3,700
 Other                                    3,196         2,737        1,594
                                       --------      --------     --------
        TOTAL CURRENT LIABILITIES        29,922        40,938       30,536
LONG-TERM DEBT                           73,977        73,225       87,332
LONG-TERM CAPITAL LEASE OBLIGATIONS         303           370          421
DEFERRED INCOME TAXES                     9,820         9,820        9,863
STOCKHOLDERS' EQUITY
  Preferred stock- no par value,
   authorized 1,000,000 shares, none
   issued and outstanding                    --            --           --
  Common stock-- par value $.10 per
   share,authorized 5,000,000 shares,
   1,000 issued and outstanding.              1             1            1
Additional capital                       59,490        59,490       59,490
Accumulated other comprehensive
   income (loss)                           (586)         (209)          --
Retained earnings:  accumulated
   from May 27, 1995;                    38,935        33,168       21,954
                                       --------      --------     --------
                                         97,840        92,450       81,445
                                       --------      --------     --------
                                      $ 211,862     $ 216,803    $ 209,597
                                       ========      ========     ========

See notes to condensed consolidated financial statements

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
PEEBLES INC.
(in thousands, except shares and per share amounts)
(Unaudited)
                                  Three-Month            Six-Month
                                  Period Ended          Period Ended
                              August 3,  August 4,   August 3, August 4,
                                2002        2001       2002      2001
                              --------   --------    --------  --------


NET SALES                    $ 72,615    $ 67,688    $144,366  $131,152

COSTS AND EXPENSES
 Cost of sales                 42,527      39,569      85,486    76,512
 Selling, general and
  administrative expenses      21,388      20,539      41,914    40,055
 Depreciation and amortization  2,289       2,556       5,000     5,310
                               ------      ------     -------   -------
                               66,204      62,664     132,400   121,877
                               ------      ------     -------   -------
OPERATING INCOME                6,411       5,024      11,966     9,275

INTEREST EXPENSE                1,230       1,769       2,423     3,702
                               ------      ------     -------   -------
  INCOME BEFORE INCOME TAXES    5,181       3,255       9,543     5,573

INCOME TAXES
  Federal, state and deferred   2,021       1,335       3,722     2,285
                               ------      ------     -------   -------
       NET INCOME             $ 3,160     $ 1,920    $  5,821  $  3,288
                               ======      ======     =======   =======

EARNINGS PER SHARE            $ 3,160     $ 1,920    $  5,821  $  3,288
                               ======      ======     =======   =======
  Weighted average common
   stock outstanding            1,000       1,000       1,000     1,000
                               ======      ======     =======   =======

See notes to condensed consolidated  financial statements

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS'
EQUITY
PEEBLES INC.

(dollars in thousands, except per share amounts)
(Unaudited)

                                                     Accumulated
                             Common Stock               Other
                             ------------            Comprehensive
                                      Par  Additional   Income    Retained
                            Shares   Value  Capital     (Loss)    Earnings
                            ------   ----- ---------- ----------- --------


BALANCE FEBRUARY 3, 2001     1,000   $  1  $ 59,307     $  --    $ 19,362

  Dividend to PHC Retail        --     --        --        --        (696)
  Exercise of PHC Retail
   stock options                --     --       183        --          --
  Net income                    --     --        --        --       3,288
                             -----   ----   -------    ------     -------
BALANCE AUGUST 4, 2001       1,000      1    59,490        --      21,954

 Net unrealized loss on
  Interest Rate Swap            --     --       --      (209)         --
 Net income                     --     --       --        --       11,214
                             -----   ----  -------    ------      -------
BALANCE FEBRUARY 2, 2002     1,000      1   59,490      (209)      33,168

 Dividend to PHC Retail         --     --      --         --          (54)
 Net unrealized loss on
  Interest Rate Swap            --     --      --       (377)         --
 Net income                     --     --      --         --        5,821
                             -----   ----  -------    ------      -------
BALANCE AUGUST 3, 2002       1,000   $  1 $ 59,490   $  (586)    $ 38,935
                             =====   ====  =======    ======      =======

See notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
PEEBLES INC.
(in thousands)
(Unaudited)
                                               Six-Month Period Ended
                                             August 3,         August 4,
                                               2002              2001
                                             --------          --------
OPERATING ACTIVITIES
 Net income                                  $  5,821         $  3,288
Adjustments to reconcile net income to net
 cash provided by operating activities:
  Depreciation                                  4,689            4,128
  Amortization                                    511            1,455
  Provision for doubtful accounts               2,656            1,741
  Changes in operating assets and
    liabilities:
   Accounts receivable                          2,938            2,622
   Merchandise inventories                     (4,143)         (10,312)
   Accounts payable                             1,064            1,950
   Other assets and liabilities                (4,057)          (2,955)
                                              -------          -------
  NET CASH PROVIDED BY OPERATING ACTIVITIES     9,479            1,917

INVESTING ACTIVITIES
 Purchase of property and equipment            (2,204)          (5,159)
 Acquisition of New Store Locations                --           (2,375)
 Other                                             39             (117)
                                              -------          -------
  NET CASH USED IN INVESTING ACTIVITIES        (2,165)          (7,651)

FINANCING ACTIVITIES
 Proceeds from revolving line of credit       212,544          222,169
 Reduction in revolving line of credit
   and long-term debt                        (220,986)        (216,942)
 Dividend to PHC Retail                           (54)            (696)
                                              -------          -------
  NET CASH (USED IN) PROVIDED BY
   FINANCING ACTIVITIES                        (8,496)           4,531
                                              -------          -------
DECREASE IN CASH AND CASH EQUIVALENTS          (1,182)          (1,203)

Cash and cash equivalents beginning
 of period                                      1,773            1,686
                                              -------          -------
CASH AND CASH EQUIVALENTS END OF PERIOD      $    591         $    483
                                              =======          =======


See notes to condensed consolidated financial statements

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
PEEBLES INC.
August 3, 2002

(in thousands)


NOTE A-ORGANIZATION AND BASIS OF PRESENTATION

NATURE OF OPERATIONS: Peebles Inc. and subsidiaries ("Peebles" or the "Company") operate retail department stores offering predominately fashion merchandise for the entire family and selected home accessories. At August 3, 2002, the Company was operating 137 stores located primarily in small and medium sized communities which typically do not have a mall-based department store. The stores serve communities in 17 states, located primarily in the Southeast and Mid-Atlantic.

CONSOLIDATION: The consolidated financial statements include the accounts of Peebles Inc. and its wholly owned subsidiaries (together "Peebles" or the "Company"). All significant intercompany balances and transactions have been eliminated.

The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal and recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month and six-month periods ended August 3, 2002 are not necessarily indicative of the results that may be expected for the fiscal year ended February 1, 2003, due to the seasonal nature of the business of Peebles.

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

NOTE B-ACCOUNTING CHANGE

In June 2001, the Financial Accounting Standards Board issued Statement No. 142, "Goodwill and Other Intangible Assets" ("SFAS No. 142"). Under the provisions of SFAS No. 142, goodwill and certain other indefinite-lived intangible assets will cease to be amortized, and instead, will be tested for impairment on at least an annual basis or at any time certain indicators of impairment arise. The Company adopted the provisions of SFAS No. 142 as of February 3, 2002, the beginning of the current fiscal year, and completed the required annual impairment tests of goodwill and indefinite-lived intangible assets in April 2002. Based on the results of those tests, the carrying value of Goodwill, $35,223, was not adjusted. The Goodwill accumulated amortization at August 3, 2002 therefore remained $12,734.

As a result of ceasing the amortization of Goodwill, annual amortization expense will decrease by $1,917, or approximately $479 per fiscal quarter. If Goodwill had not been amortized in the three-month and six-month periods ended August 4, 2001, income before income taxes would have increased by the $479 to $3,734 and by $ 958 to $6,531, respectively. Income taxes would have increased to $1,456 and $2,547 for the three-month and six-month periods ended August 4, 2001, respectively, as the effective tax rate would have decreased from 41% to 39%, and net income would have been $2,278 and $3,984, respectively.

Intangible assets with finite lives continue to be amortized over their useful lives. These lives were reevaluated and remain unchanged. Intangible assets with finite lives are beneficial leaseholds and deferred financing costs.
Beneficial leaseholds relate to acquired leases and represent the difference between the acquired minimum lease payment and a fair market lease payment. Beneficial leaseholds are amortized on a straight-line basis over the composite useful lives of the related leases. Deferred financing costs are amortized by the interest method over a period consistent with the related financing. At August 3, 2002, February 2, 2002 and August 4, 2001, the gross carrying value of beneficial leaseholds was $3,256 and accumulated amortization was $901, $735, and $518, respectively. At August 3, 2002, February 2, 2002 and August 4, 2001, the gross carrying value of deferred financing costs was $2,614 and accumulated amortization was $2,341, $2,142 and $1,869, respectively. In 2002 and 2003, estimated amortization expense for beneficial leaseholds and deferred financing costs is $680 and $454, respectively, and $207 for each of the next four fiscal years.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS--
Continued
PEEBLES INC.

(in thousands)


NOTE C-ACCOUNTS RECEIVABLE

Accounts receivable are shown net of $3,200, $2,800 and $2,500, representing the allowance for uncollectible accounts at August 3, 2002, February 2, 2002 and August 4, 2001, respectively. The provision for doubtful accounts was $2,656 and $1,741 for the six-month periods ended August 3, 2002 and August 4, 2001, respectively. Finance charges on credit sales and late fees for delinquent payments are included as a reduction in selling, general and administrative expenses. Finance charges and late fees totaled $4,036 and $3,547 for the six-month periods ended August 3, 2002 and August 4, 2001, respectively.

As a service to its customers, the Company offers credit through the use of its own charge card and certain major credit cards. The Peebles customer usually resides in the local community immediately surrounding the store location. Peebles stores serve these local customers in 17 states. The Company does not require collateral from its customers.

NOTE D-LONG-TERM DEBT

Long-term debt consisted of the following:

                           August 3,  February 2,  August 4,
                              2002       2002       2001
                           --------    --------   --------
   Senior Revolving
     Facility              $ 37,194    $ 35,500   $ 42,000
   Senior Term Note A           167       2,002      3,502
   Senior Term Note B        36,327      43,987     44,287
   Swingline Facility         1,056       1,597      1,043
   Other                        100         200        200
                             ------      ------     ------
                             74,844      83,286     91,032
   Less current
     maturities:
    Scheduled principal
      payments                  867       2,367      3,700
    Excess Cash Flow
      Payment                    --       7,694         --

                             ------      ------     ------
     Total current
      Maturities                867      10,061      3,700
                             ------      ------     ------
   Long-term debt          $ 73,977    $ 73,225   $ 87,332
                             ======      ======     ======

The total amount available under the Senior Revolving Facility (the "Revolver") and the Swingline Facility is determined by a defined asset based formula with maximum borrowings limited to $75,000, less outstanding amounts under letters of credit. At August 3, 2002, the total amount available to borrow was $69,828, of which $38,250 was in use. The $7,694 Excess Cash Flow ("ECF") Payment, classified as current at February 2, 2002, was disbursed in April 2002. The ECF prepayments are funded through the Revolver and reduce Senior Term Note A and Senior Term Note B ratably. Senior Term Note A will be retired October 31, 2002. Senior Term Note B is scheduled to mature April 30, 2004. On July 31, 2002, the Company amended the Credit Agreement to extend the Revolver expiry date to October 31, 2003.

In November 2001, the Company entered into two interest rate swap agreements (together, the "Swap Agreements") with notional amounts of $10,000 and $40,000, respectively, and expiration dates of November 20, 2002 and 2003, respectively. The Swap Agreements meet the definition of a cash flow hedge under the provisions of SFAS No. 133. In the three-month and six-month periods ended August 3, 2002, interest expense was increased by $202 and $402, respectively, representing the difference between the Swap Agreements fixed rates and the floating rate, the 30-day LIBOR rate. At August 3, 2002, the Company had a $945 current liability and a $586 unrealized loss, net of $359 income tax benefit, in OCI based on the estimated fair value of the Swap Agreements at that date.

Restrictive debt covenants of the Credit Agreement limit the payment of cash dividends. Cash dividends may only be paid from Peebles to PHC Retail to repurchase PHC Retail common stock and are limited to $750 in any fiscal year. In May 2002, $54 of PHC Retail common stock was repurchased from retiring management stockholders, and the repurchase was funded through a cash dividend from Peebles to PHC Retail.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS--
  Continued
PEEBLES INC.

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

NOTE F-INCOME TAXES

Differences between the effective rate of income taxes and the statutory rate arise principally from state income taxes and, in the prior year, from non-deductible amortization related to certain purchase accounting adjustments, primarily Goodwill, which was amortized until the adoption of SFAS No. 142.

NOTE G-ACCOUNTING PRONOUNCEMENTS

In August 2001, the Financial Accounting Standards Board issued Statement No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets ("SFAS No. 144"). SFAS No. 144 addresses the financial accounting and reporting for impairment or disposal of long-lived assets, supercedes SFAS No. 121 and is effective for fiscal years beginning after December 15, 2001. The Company adopted SFAS No. 144 as of February 3, 2002 and the adoption did not have a material impact on the Company's consolidated results of operations or financial position.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS
(in thousands)


RESULTS OF OPERATIONS

The following management's discussion and analysis provides information with respect to the results of operations for the three-month period (or "Fiscal Quarter") and six-month period ended August 3, 2002 in comparison with the Fiscal Quarter and six-month period ended August 4, 2001. The Company defines a comparable store as having operations for the entire twelve-month period in both the current and previous fiscal years. For fiscal 2002, the Company will have 119 comparable stores. In the six-month period ended August 3, 2002, the Company opened one new store location and closed one marginally profitable store. In the six-month period ended August 4, 2001, there were no openings or closings of store locations. In the twelve-month period ended August 3, 2002, the Company opened 18 new store locations, and closed 5 existing store locations.

                                  Three-Month        Six-Month
                                  Period Ended      Period Ended
                                 -------------      ------------
                                August   August    August   August
                                  3,       4,        3,       4,
(dollars in thousands)           2002     2001      2002     2001
                                ------   ------    ------   ------
Net sales                     $ 72,615 $ 67,688  $144,366 $131,152
   % increase (decrease)          7.3%    (5.4%)    10.1%    (2.8%)

Comparable stores % increase
  (decrease) in net sales:        2.6%    (6.6%)     5.3%    (4.0%)

Stores in operation at
   period end                     137       124       137      124

       Operations as a Percentage
         of Net Sales:
      ----------------------------
Cost of sales                    58.6%      58.5%     59.2%   58.3%
Selling, general &
   administrative expenses       29.5       30.3      29.0    30.6
Depreciation and amortization     3.1        3.8       3.5     4.0
                                 ----       ----      ----    ----
   Operating Income               8.8        7.4       8.3     7.1

Interest Expense                  1.7        2.6       1.7     2.9
Provision for income taxes        2.8        2.0       2.6     1.7
                                 ----       ----      ----    ----
Net Income                        4.3%       2.8%      4.0%    2.5%
                                 ====       ====      ====    ====

The increase in net sales for both the three-month and six-month periods ended August 3, 2002 was a result of stronger consumer demand for soft apparel at both comparable stores and the 13 net new stores opened after August 4, 2001. At comparable stores, the 2.6% increase in comparing the second Fiscal Quarters followed an 8.0% increase in comparing the first Fiscal Quarters, resulting in the six-month period increase of 5.3%. In the first Fiscal Quarter of 2002, the Company's markets experienced unseasonably warm weather, which allowed for earlier sales of Spring merchandise in comparison to the prior year, and consumers appeared to be more optimistic concerning the general condition of the economy. This sales momentum continued into the second Fiscal Quarter, but it was slowed in July by unseasonably hot, dry weather in many of the Company's markets. In 2001, consumer demand for soft apparel was weakened by deteriorating confidence in general economic conditions. Net sales in the current year first Fiscal Quarter also benefited from stronger sales of certain seasonal clearance merchandise.

Cost of sales as a percentage of net sales was 58.6% and 58.5% for the three-month periods ended August 3, 2002 and August 4, 2001, respectively, and 59.2% and 58.3%, respectively, for the six-month periods then ended. In comparison to the prior year, cost of sales had been adversely affected by an increase in winter clearance merchandise and the 13 net new store locations opened since August 4, 2001. In the second Fiscal Quarter, strong sales of higher margin merchandise in May offset the impact of the new store locations. In general, new stores have a higher cost of sales percentage relative to mature stores due to a greater level of sales promotions and the lack of comparable sales history at the new stores.

Selling, general and administrative expenses ("SG&A") as a percentage of net sales, exclusive of depreciation and amortization, were 29.5% and 30.3%, respectively, for Fiscal Quarters ended August 3, 2002 and August 4, 2001, and 29.0% and 30.6%, respectively, for the six-month periods then ended. The benefits of strict cost controls and economies of scale offset the higher SG&A expense at the new store locations.

Depreciation and amortization expenses as a percentage of net sales were 3.1% and 3.8% for the three-month periods ended August 3, 2002 and August 4, 2001, respectively, and 3.5% and 4.0% for the six-month periods then ended. The decrease is primarily a result of the adoption of SFAS No. 142, which required Goodwill to be assessed for impairment rather than amortized on a straight-line basis. In the prior year, Goodwill amortization was $479 in the second Fiscal Quarter and $958 for the six-month period ended August 4, 2001. This decrease in amortization expense was partially offset by an increase in depreciation expense, which increased primarily as a result of capital expenditures required at the new store locations opened in the third and fourth Fiscal Quarters of 2001.

Interest expense was 1.7% and 2.6% of net sales for the Fiscal Quarters ended August 3, 2002 and August 4, 2001, respectively, and 1.7% and 2.9% for the six-month periods then ended. Lower average borrowings, lower interest rates and higher sales in the three-month and six-month periods resulted in the decrease.

The effective income tax rate was 39% and 41% for the three and six-month periods ended August 3, 2002 and August 4, 2001, respectively. The decrease in the effective tax rate was primarily due to the adoption of SFAS No. 142, which eliminated the nondeductible Goodwill amortization. The effective rate in Fiscal 2002 differs from the statutory rate primarily due to state income taxes, and in 2001 was impacted by both state income taxes and nondeductible Goodwill amortization.

As a result of the changes discussed above, net income for the three-month and six-month periods ended August 3, 2002 was 4.3% and 4.0% of net sales, respectively. For the prior year three and six-month periods ended August 4, 2001, net income as a percentage of net sales was 2.8% and 2.5%, respectively.


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

The Company's operating activities provided cash of $9,479 and $1,917 in the six-month periods ended August 3, 2002 and August 4, 2001, respectively. Greater profitability and a decrease in the build up of merchandise inventories were the primary factors in the current year increase. In the prior year, inventory levels were increased to facilitate the opening of 10 new store locations on August 16, 2001. The Company's working capital at August 3, 2002 and August 4, 2001 was $92,387 and $85,299, respectively.

Net sales on the Company's proprietary credit card were $41,101 and $37,043 for the six-month periods ended August 3, 2002 and August 4, 2001, respectively, and the accounts receivable balance, exclusive of the allowance for uncollectible accounts, was $39,267 and $35,477, respectively. The general economic weakness and weakness specific to a number of the Companies markets resulted in an increase in both the number of accounts the Company deemed uncollectible, and delinquencies within the portfolio. In addition, bankruptcy filings have reached historical highs for the Company. Accordingly, the Company increased the allowance for uncollectible accounts to $3,200 at August 3, 2002, up from $2,800 at February 2, 2002 and $2,500 at August 4, 2001. The
net write-off of uncollectible accounts, included in SG&A, was $2,256 and $1,641 for the six-month periods ended August 3, 2002 and August 4, 2001, respectively. This increase in SG&A expense was offset by an increase in finance charges and late fees also included in SG&A, which totaled $4,036 and $3,547 for the six-month periods ended August 3, 2002 and August 4, 2001, respectively.

Capital expenditures, the primary use of cash in investing activities, totaled $2,204 and $5,159 for the six-month periods ended August 3, 2002 and August 4, 2001, respectively. In the current year, capital expenditures were primarily for routine fixture upgrades at existing stores and for the fixtures required at two new store locations, one opened in May and another in August 2002. In the prior year, the capital expenditures of $1,200 were required to remodel three existing store locations, and the Company invested approximately $1,200 to enhance the satellite communication network and add to its radio frequency scanners. Capital expenditures in the six-month period ended August 4, 2001 also included the fixtures required at the 10 new store locations opened immediately after the close of the second Fiscal Quarter. Nine of these 10 stores, along with two locations opened in November 2001, were acquired in an auction for $2,375.

The Company will open one additional store in October 2002 and complete major remodelings/space reallocations at three existing stores in the third and fourth Fiscal Quarters. Capital expenditures are expected to total $5,600 for the fiscal year. The Company closed one existing store in August 2002 which no longer met established profitability targets, and has identified another which may be closed in the fourth Fiscal Quarter.

The Company finances its operations, capital expenditures, and debt service payments in part with funds available under its Revolver. The maximum amount available under the Revolver is $75,000 less amounts outstanding under letters of credit. The actual amount available is determined by an asset-based formula. During the six-month period ended August 3, 2002, the Company reduced outstanding borrowings by $8,442. In the prior year, the Company drew a net $5,227, primarily for the acquisition of new stores and the related inventory and fixturing. The Company believes the cash flow generated from operating activities together with funds available under the Revolver will be sufficient to fund its investing activities and the debt service of the Credit Agreement.

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

MARKET RISK

The Company's interest expense is affected by changes in short-term interest on the debt outstanding under the Credit Agreement. The Credit Agreement bears interest at rates based on both the LIBOR and prime lending rates (the "Borrowing Rates"). At August 3, 2002, long-term debt totaled $74,844. Although the total debt varies throughout the year based on the Company's operations and seasonal fluctuations, the balance outstanding is not expected to drop below $50,000 in 2002 or below $40,000 in 2003. The Company has two interest rate swaps with notional amounts of $10,000 and $40,000, and expiration dates of November 20, 2002 and 2003, respectively, to hedge exposure to interest rate fluctuations. Therefore, with $50,000 of the long-term debt effectively bearing a fixed rate of interest, and assuming the Borrowing Rates vary by 100 basis points from their current levels in any given fiscal month, the $24,844 of variable debt subject to the Borrowing Rates, interest expense would vary by approximately $21 for that fiscal month.


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

                           PART II

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  None

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

a.   Exhibits

 10.4  Third Amendment and Consent to Amended and Restated
       Credit Agreement dated July 31, 2002 (filed herewith)

b.   Reports on Form 8-K

  None

                         SIGNATURES
                         ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                        PEEBLES INC.

Date: September 4, 2002         By   /s/    Michael F. Moorman
                                     -------------------------
                                     Michael F. Moorman
                                     President and Chief
                                     Executive Officer
                                    (Principal Executive Officer)


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